Form 10-K405
BANK SOUTH CORP
filed 1995-03-30
CIK 39394

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended           December 31, 1994
                             -----------------------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from......................to....................

Commission file number          0-4554
                         -------------------------------------------

                            Bank South Corporation
--------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Georgia                                         58-1048216
--------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


55 Marietta Street, Atlanta, Georgia           30303
--------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number including area code: (404) 529-4111
                                                   -----------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                            --------
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $5.00 Par Value Per Share
---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X      No
     ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 1, 1995, was approximately $1.1 billion based on the closing price on such date of the Common Stock as reported on the NASDAQ National Market System.

The number of shares of the registrant's $5.00 par value per share common stock outstanding on March 1, 1995 was 58,477,896.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of the registrant for the fiscal year ended December 31, 1994 are incorporated by reference in Parts I, II and IV of this report. Portions of the Proxy Statement of the registrant, dated March 20, 1995, are incorporated by reference in Part III of this report.

                            BANK SOUTH CORPORATION
                                    INDEX




                                                                                                      PAGE NO.
                                                                                                      --------

PART I
 Item 1.         Business                                                                                    3

 Item 2.         Properties                                                                                  9

 Item 3.         Legal Proceedings                                                                          10

 Item 4.         Submission of Matters to a Vote of Security Holders                                        10



PART II

 Item 5.         Market for the Registrant's Common Stock and Related Stockholder Matters                   10

 Item 6.         Selected Financial Data                                                                    10

 Item 7.         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                              10

 Item 8.         Financial Statements and Supplementary Data                                                10

 Item 9.         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                                                     10


PART III

 Item 10.        Directors and Executive Officers of the Registrant                                         11

 Item 11.        Executive Compensation                                                                     11

 Item 12.        Security Ownership of Certain Beneficial Owners and Management                             11

 Item 13.        Certain Relationships and Related Transactions                                             11


PART IV

 Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                            11


                                     PART I
ITEM 1. BUSINESS

       Bank South Corporation (the "Registrant") is a bank holding company headquartered in Atlanta, Georgia, whose subsidiaries are engaged in bank and bank-related activities. Except for the sale of commercial paper by the Registrant, the proceeds of which are used primarily by the Registrant's subsidiaries in their respective businesses, all of the business of the Registrant is presently conducted by its subsidiaries, primarily Bank South, N.A. ("BSNA" or the "Bank"). On December 2, 1993, the Registrant acquired Barnett Bank of Atlanta and Barnett Bank of Fayette County from Barnett Banks, Inc. and sold to Barnett Banks, Inc. its Pensacola, Florida subsidiary, the Citizens and Peoples National Bank of Pensacola ("C&P"). On March 11, 1994 and March 15, 1994, the Registrant acquired Merchant Bank Corporation and Chattahoochee Bancorp, Inc., respectively. On July 22, 1994, the Registrant acquired Citizens Express Company. (See Note 2 to the financial statements of the Registrant on page 58 of the Registrant's 1994 Annual Report to Shareholders, which is incorporated herein by reference.) On February 17, 1995, the Registrant acquired Gwinnett Bancshares, Inc. (See Note 20 to the financial statements of the Registrant on page 78 of the Registrant's 1994 Annual Report to Shareholders, which is incorporated herein by reference.)

Corporate Banking Group

       The Bank provides a full range of financial products and services to primarily middle market corporate customers, located in Georgia, the Southeast and selected large companies with sales exceeding $250 million. Commercial lending operations include accounts receivable and inventory financing, acceptance financing, and other specialized types of credit and lease financing. The Bank also provides treasury management and wire transfer services as well as a range of trust services and products.

Retail Banking Group

       The Bank provides such customary banking services as checking, NOW, money market, savings and time deposit accounts, installment and line of credit financing, bank credit card services, mortgage loans, personal trust services, mutual funds, and safe deposit facilities. The retail delivery system includes 50 InStore offices, including 41 in metro Atlanta that are open seven days a week , primarily inside Kroger supermarket stores. The Registrant has 290 automated teller or cash dispensing machines (ATMs). This diverse network is also complemented by 96 traditional banking offices.

Correspondent Relationships

       At December 31, 1994, the Bank had correspondent relationships with 134 other banks in Georgia and 31 commercial banks in other states and two countries. These correspondent relationships facilitate the transaction of business by means of loans, letters of credit, acceptances, foreign exchange, collections and various services.

Capital Markets Group

       The Registrant's Capital Markets Group is a dealer and underwriter in government and agency securities, municipal bonds and mortgage-backed securities. Various of these activities are performed for the Registrant's own account and for its customers by the Registrant's subsidiary, Bank South Securities Corporation ("BSSC"). BSSC provides investment banking services to Georgia municipalities in the area of public finance, and otherwise conducts certain investment advisory and other investment banking services pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and Section 20 of the Glass-Steagall Act.

Other Non-Banking Subsidiaries

       Bank South Mortgage, Inc. ("BSMI") is engaged in the origination and servicing of mortgage loans and acts as an agent in selling such loans to permanent mortgage lenders. During 1994, BSMI originated $298.8 million and sold $281.8 million in mortgage loans. At December 31, 1994, BSMI serviced $1.2 billion in mortgage loans. Bank South Home Equity, Inc. makes loans secured by second mortgages on real estate. Bank South Leasing, Inc. operates a general leasing business which purchases machinery, equipment, and other personal property and leases them to others. Bank South Life Insurance Corporation reinsures credit life insurance on loans that are originated by BSNA. Bank South Investment Services, Inc., a registered broker-dealer, offers full service brokerage and investment advisory services.

Employees

       On March 1, 1995, the Registrant and its subsidiaries had approximately 3,380 full-time employees and 253 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed satisfactory.

Competition

       The banking business is highly competitive. The Bank competes with other financial service organizations, including savings and loan associations, finance companies, insurance companies, credit unions, and certain governmental agencies. To the extent that banks must maintain non-interest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, deregulation of banks, savings and loan associations and other financial institutions, and the increased competition from investment bankers and brokers and other financial service organizations, may have a significant impact on the competitive environment in which the Registrant operates.

Supervision and Regulation

       Bank holding companies and banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Registrant and its subsidiaries. This summary is qualified in its entirety by reference to the particular statutory and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Registrant's business. Supervision, regulation and examination of the Registrant and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of stock of the Registrant.

       Holding Company Regulation Generally - The Registrant is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Registrant is required to file financial information with the Federal Reserve periodically and is subject to periodic examinations by the Federal Reserve. The BHC Act requires Federal Reserve approval of bank acquisitions, restricts the acquisition of shares of out-of-state banks, and prohibits a bank holding company from engaging in any business other than banking or bank- related activities. On April 29, 1993 the formal agreement the Registrant entered into with the Federal Reserve (the "Federal Reserve Agreement") was terminated. Under this agreement, originally entered into on April 3, 1992, the Registrant agreed, among other things, to develop a capital plan, maintain minimum capital ratios prescribed by the Federal Reserve and obtain prior approval for declaration and payment of dividends.

       The Registrant must also register as a bank holding company with the Georgia Department of Banking and Finance (the "DBF") and file periodic information with the DBF as necessary to keep the DBF informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with. The DBF may make examinations of the Registrant and its banking subsidiaries. In addition, the DBF expects bank holding companies to maintain minimum levels of consolidated total and adjusted capital (generally 5% of total assets, as adjusted).

       Bank Regulation Generally - The Bank is a national banking association subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC"), which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, and capital.

The Bank is a member of the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") and, as such, deposits in the Bank are insured by the FDIC to the extent provided by law. In addition, the Bank is a member of the Federal Reserve System and, as such, is subject to the regulation of the Federal Reserve.

       The Bank is also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.

       Payment of Dividends - The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses. During 1994, the Bank paid dividends of $28.4 million to the Registrant.

       In addition, both the Registrant and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

       Borrowings - There are various legal restrictions on the extent to which the Registrant and its non-bank subsidiaries can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to the Registrant and all such non-bank subsidiaries, to 10 percent (and 20 percent for all such extensions of credit in the aggregate) of such lending Bank's capital stock and surplus.

       Capital - The Federal Reserve's and OCC's risk-based capital guidelines for bank holding companies require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill ("tier 1 capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of any loan loss allowance ("tier 2 capital" and, together with tier 1 capital, "total capital").

       In addition, the Federal Reserve's and OCC's minimum leverage ratio guidelines for bank holding companies and national banks, respectively, require a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent, plus an additional cushion of 100 to 200 basis points (i.e., one to two percent) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Registrant or the Bank of any specific minimum leverage ratio or tangible tier 1 leverage ratio applicable to them.

As of December 31, 1994, the capital ratios of the Registrant and the Bank were as follows:

                               Regulatory
                                Minimum                        Registrant                              BSNA
                             ---------------                  ------------                           ---------
Tier 1 capital ratio              4.0%                              10.72%                             9.87%
Total capital ratio               8.0                               12.44                             11.13
Leverage ratio                    3.0 - 5.0                          8.07                              7.57


       Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest-rate-risk component to risk-based capital requirements.

       Certain Liabilities - The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), among other things, imposes liability on an institution, the deposits of which are insured by the FDIC, for certain potential obligations to the FDIC incurred in connection with other FDIC-insured institutions under common control with such institution.

       Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata and, to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to sell the stock of such stockholder to make good the deficiency. Under Federal Reserve policy, the Registrant is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Registrant may not find itself able to provide it.

       Any capital loans by the Registrant to the Bank is subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of the Registrant's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

       FDICIA - In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

       Among other things, FDICIA requires the Federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized;" "adequately capitalized;" "undercapitalized;" "significantly undercapitalized;" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

       The OCC has adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, tier 1 capital ratio and the leverage ratio. Under the regulations, a national bank will be (i) well capitalized if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater, and a leverage ratio of five percent or greater and is not subject to any order or written directive by the OCC to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater, and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent, or a leverage ratio of less than four percent (three percent in certain circumstances), or (v) critically undercapitalized if its tangible equity is equal to or less than two percent of average quarterly tangible assets. As of December 31, 1994, the Bank had capital levels that qualify it as being well capitalized under such regulations.

       FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of five percent of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If the controlling bank holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Because the Registrant and the Bank exceed applicable capital requirements, management of the Registrant does not believe that these provisions of FDICIA will have any material impact on the Registrant or the Bank or their respective operations. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

       Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

       FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agency deems appropriate. These standards have not and are not expected to have any material affect on the Registrant.

       FDICIA also contains a variety of other provisions that may affect the operations of the Registrant, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, the Bank is well capitalized and not subject to the prohibition.

       FDIC Insurance Assessments - The Bank is subject to FDIC deposit insurance assessments. In September 1992, the FDIC adopted a new risk-based premium schedule which increased the assessment rates for depository institutions. Under the new schedule, which took effect for the assessment period that began January 1, 1993, the premiums initially range from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. In 1993, the Bank paid $9.5 million in FDIC deposit insurance premiums. For the year of 1994, the Bank and paid FDIC deposit insurance premiums of $9.4 million. The total premium assessment for 1995 is not presently determinable, as it will be based on the level of deposits at June 30, 1995 and the FDIC's risk classification of the Bank for the assessment period July 1 to December 31, 1995. The rate at which the Bank will be assessed has declined from .23 cents in 1994 to .04 cents for the twelve months of 1995.

Monetary Policy

       The results of operations of the Bank, and therefore of the Registrant, are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Registrant or the Bank.

Executive Officers of the Registrant

       The names, ages and positions of the executive officers, including the Chief Accounting Officer, of the Registrant as of March 1, 1995 are shown below. Officers are elected annually by the Board of Directors and hold office for one year or until their successors are chosen and qualified. There are no family relationships between any of them, nor (other than the employment agreements between the Registrant and Messrs. Flinn, McKinley, Hutchins and Sessions, copies of such employment agreements are attached as exhibits to this Report) is there any arrangement or understanding between any officer and any
other person pursuant to which the officer was selected.   Offices are with the
Registrant unless otherwise indicated.

       Barry Anderson, 43                              John E. McKinley, 51 *
       General Manager, Human Resources                Principal Operating Officer,
                                                       Corporate Banking and Credit Policy

       Bernard Baum, 45                                Lee M. Sessions, Jr., 48*
       Chief Information Officer                       Principal Operating Officer, Retail and Trust
                                                       Banking

       George M. Boltwood, 45                          David E. Tatum, 45
       Head of Corporate Banking                       Community Banking Executive

       Patrick L. Flinn, 53  *                         John E. Thacker, 50
       Chairman and                                    Capital Markets Group Executive
       Chief Executive Officer

       Ralph E. Hutchins, Jr., 51 *                    Ray K. Williams, 48
       Chief Financial Officer                         Corporation Credit Officer

       J. Brent Lee, 41                                J. Blake Young, Jr., 51
       Comptroller and Corporate Treasurer             The Wealth Management Group
       (Chief Accounting Officer)



* Also a member of the Policy Committee, a senior management group selected by the Chief Executive Officer, which makes general policy decisions for the Registrant.

Mr. Anderson joined the Registrant as General Manager, Human Resources in July 1993. Mr. Anderson's career includes over 20 years of experience in international Human Resources. Mr. Anderson worked for several large corporations with the majority of his time at Lanier Worldwide, Inc.

Mr. Baum joined the Registrant as Chief Information Officer in January 1995. Mr. Baum's experience includes various responsibilities over his 17 year career at Citicorp where he most recently headed Global Technology Resources for Global Finance as Vice President and Executive Director.

Mr. Boltwood joined the Registrant as Head of Corporate Banking in November 1991. Mr. Boltwood's former experience includes various responsibilities at Citizens and Southern Corporation and Citizens and Southern National Bank of Georgia ("C&S") for 18 years, primarily in the Corporate Banking area.

Mr. Flinn is a director and Chief Executive Officer of the Registrant and the Bank since joining the Company on August 1, 1991. Mr. Flinn was named Chairman of the Board in January 1992. Prior to joining the Registrant, Mr. Flinn was Group Executive Vice President of Real Estate and Mortgage Banking at C&S/Sovran Corporation, which became part of NationsBank Corporation in December 1991. He had been at C&S/Sovran and predecessors since joining its management training program in 1966.

Mr. Hutchins joined the Registrant as Chief Financial Officer in 1980, following 13 years with the Office of the Comptroller of the Currency. Mr. Hutchins held several executive positions with the Office of the Comptroller of the Currency including Regional Director for Corporate Activities, Regional Director for Operation Planning and Regional Director for Special Surveillance.

Mr. Lee joined the Registrant in 1981 as Assistant Comptroller in charge of Budgeting, Cost Accounting, Financial Analysis and Accounting Systems, and subsequently held positions as Director of Corporate Planning, Investor Relations and Regulatory Affairs and as Corporate Treasurer. Previous experience includes four years as a Field Examiner with the Office of the Comptroller of the Currency.

Mr. McKinley, a director since 1993, has been in charge of Credit Policy and Corporate Banking since joining the Registrant and the Bank on August 1, 1991. Prior to joining the Registrant, Mr. McKinley was Group Executive Vice President and Chief Credit Officer, Corporate Banking, at C&S/Sovran Corporation, which became part of NationsBank Corporation in December 1991.
He had been at C&S/Sovran and predecessors since 1969.

Mr. Sessions joined the Registrant as Principal Operating Officer-Retail and Trust Bank in September 1991 following a 23 year banking career which has included responsibilities for private banking, sales finance, consumer credit, commercial lending, government relations, corporate planning and community reinvestment. Prior to joining the Registrant Mr. Sessions worked for C&S/Sovran Corporation, which became part of NationsBank Corporation in December 1991, where he had been head of C&S's Atlanta bank since 1988. Mr. Sessions had been at C&S since joining its management training program in 1968.

Mr. Tatum joined the Registrant in March 1994 as Community Banking Executive. Mr. Tatum's experience includes various responsibilities over fifteen years at NationsBank Corporation and nine years at the Federal Reserve Bank of Atlanta.

Mr. Thacker is the Capital Markets Group Executive for the Registrant, having been employed by the Registrant since 1962. He has held various positions over the past 33 years primarily in the Portfolio, Funds Management, Trust, Investments, and bank operations areas.

Mr. Williams joined the Registrant in September 1991 as Corporation Credit Officer. His former experience includes 21 years at C&S/Sovran Corporation and its predecessors, primarily in Credit and Commercial Lending. Mr. Williams has had 25 years of banking experience.

Mr. Young is currently head of The Wealth Management Group for the Registrant. He joined the Registrant in 1980 and has held various positions primarily in the Corporate Banking area. His former experience was with National Bank of Georgia where he had 15 years of experience primarily in Commercial Lending and Branch Management. Mr. Young has had 29 years of banking experience.

ITEM 2. PROPERTIES

       As of December 31, 1994, the principal properties of the Registrant are those of the Bank and its subsidiaries. BSNA leases its main office facilities, located in a 21-story building at 55 Marietta Street, Atlanta, Georgia under two leases which expire in March 2003 and May 2003 (including options). BSNA has two options to extend the lease for 25 and 27 years, respectively. The building contains 457,000 square feet of useable floor space of which approximately 67 percent is leased and occupied by BSNA. The offices of the Registrant are also located in this building in space subleased from BSNA. BSNA owns the land on which the building is located. BSNA leases its operations facilities, located in a 4-story building at 1075 Inner Loop Road, College Park, Georgia under a lease which expires in August 2006. BSNA has four options to extend the lease for 5-year terms. The building contains 126,000 square feet of useable floor space of which 100 percent is leased and occupied by BSNA. Of the 154 other banking facilities presently operated by the Registrant, the majority of the land and buildings of the branches are leased. These facilities are adequate for present operations. The Bank also owns other real estate which is being held for possible development of additional branches. Certain of the properties used by the Registrant's subsidiaries in the conduct of normal business are subject to encumbrances. See Note 7 to the financial statements of the Registrant on page 62 of the Registrant's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

       Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted during the fourth quarter of the Registrant's fiscal year ended December 31, 1994 to shareholders, through the solicitation of proxies or otherwise.

                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The Registrant's common stock is traded on the over-the-counter market and quotations are supplied by the National Association of Securities Dealers Automated Quotations System ("NASDAQ") - National Market List under the symbol "BKSO." As of March 1, 1995, there were 9,813 holders of record of common stock.

       Information on the range of market prices for, and the dividends declared on, the Registrant's common stock for each of the last two fiscal years is contained under the caption "Selected Quarterly Data" on page 50 of the Registrant's 1994 Annual Report to Shareholders, and is incorporated herein by reference. A discussion of the limitations on the Registrant and its subsidiaries' ability to pay dividends is contained in Note 13 of the Registrant's 1994 Annual Report to Shareholders and "Notes to Consolidated Financial Statements" on page 66 which is incorporated herein by reference. See, also, the discussion in Part I, Item 1 of this Report under the caption "Business-Supervision and Regulation - Payment of Dividends."

ITEM 6. SELECTED FINANCIAL DATA

       Selected financial data for each of the six years in the period ended December 31, 1994, is included under the caption "Selected Financial Data" on pages 26 and 27 of the Registrant's 1994 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 50 of the Registrant's 1994 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The report of independent auditors on page 51, the financial statements on pages 52 through 78 and Selected Quarterly Data on page 50 of the Registrant's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The name, age and background information for each of the Registrant's directors whose term will continue after the 1995 Annual Meeting is contained under the caption "Information About Nominees For Director" in the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders (pages 3-5) and is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Part I, Item 1 of this Report. Information about compliance with Section 16 of the Securities Exchange Act of 1934 by the directors and executive officers of the Registrant is contained under the caption "Section 16(a) Reporting" in the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders (page 22) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

       Information on compensation of the Registrant's executive officers and directors is contained in the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders (pages 5 - 17) under the captions "Compensation of Executive Officers and Directors" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information on the number of shares of the Registrant's common stock beneficially owned by certain persons is contained under the captions "Voting Securities and Principal Holders" and "Information About Nominees for Director" in the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders (pages 2 - 3 and 3 - 5, respectively) and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information on certain relationships and related transactions involving the Registrant and its management is contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders (pages 17 - 18) and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.   Financial Statements

            The financial statements and notes thereto required on Form 10-K are included in the financial statements and notes thereto contained in the Registrant's 1994 Annual Report to Shareholders, which are incorporated by reference in Part II, Item 8 of this Report and include:

             Report of Independent Auditors

             Consolidated Balance Sheets - December 31, 1994 and 1993

             Consolidated Statements of Income - Years Ended December 31, 1994, 1993 and 1992

             Consolidated Statements of Cash Flows - Years Ended December 31, 1994, 1993 and 1992

             Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1994, 1993 and 1992

             Notes to Consolidated Financial Statements - December 31, 1994

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)



       2.   Financial Statement Schedules

            Not Applicable. Schedules to the consolidated financial statements under Article 9 of Regulation S-X are not required and therefore have been omitted.

       3.   Exhibits

            The exhibits filed as part of this Registration Statement are as follows:


            Exhibit
            Number                               Description
            ------ ------------------------------------------------------------


           3(a)    Amended and Restated Articles of Incorporation (included as
                   Exhibit 4(a) to the Registrant's Form S-8 No. 33-57791, previously filed with the Commission and incorporated herein by reference).

           3(b) Amended and Restated By-laws (included as Exhibit 4(b) to the Registrant's Form S-8 No. 33- 57791, previously filed with the Commission and incorporated herein by reference.)


           4 Bank South Corporation Rights Agreement (included as Exhibit 1 to the Form 8 Amendment to the Form 8-A filed with the Commission on April 8, 1988 (File No. 0-4554) and incorporated herein by reference).

           10(a) Supplemental Executive Retirement Agreement for Ralph E. Hutchins, Jr., and Supplemental Executive Retirement Agreements for Patrick L. Flinn, John E. McKinley, Lee M. Sessions, Jr. and James A. Dewberry (included as Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference).

           10(b) Employment Agreements with Patrick L. Flinn, John E. McKinley and Lee M. Sessions, Jr. (included as Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference).

           10(c)   Employment Agreement with Ralph E. Hutchins, Jr.

           10(d) Directors' Deferred Compensation Plan (included as Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, previously filed with the Commission and incorporated herein by reference).

           10(e)   Key Employee Stock Option Plan, as amended (included as
                   Exhibit 10(d) to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

            Exhibit
            Number                                Description
            ------ ------------------------------------------


           10(f) 1993 Equity Incentive Plan (included as Exhibit 10(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, previously filed with the Commission and incorporated herein by reference).

           10(g)   1994 Stock Option Plan for Outside Directors.

           10(h) Change in Control Agreements with Patrick L. Flinn, John E. McKinley, Lee M. Sessions, Jr. and James A. Dewberry (included as Exhibit 10(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference). Form of Change in Control Agreements with Barry R. Anderson, Bernard Baum, George M. Boltwood, J. Brent Lee, David E. Tatum, John E. Thacker, Ray K. Williams and J. Blake Young Jr. Change in Control Agreement with Ralph E. Hutchins, Jr.

           10(i) Agreement between the Registrant and the Federal Reserve Bank of Atlanta, dated April 3, 1992 (included as Exhibit 28 to the Registrant's Form 10-Q for the quarter ended March 31, 1992, previously filed with the Commission and incorporated herein by reference).

           10(j)   Management Employees Salary Deferral Plan (included as
                   Exhibit 10(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference).

           11      Statement Re Computation of Per Share Earnings.

           13 Bank South Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1994. With the exception of information expressly incorporated herein, the 1994 Annual Report to Shareholders is not deemed to be filed as part of this Annual Report on Form 10-K.

           21      Subsidiaries of the Company.

           23      Consent of Independent Auditors - Ernst & Young LLP.

           27      Financial Data Schedules. (for SEC use only)

           99 Bank South Corporation Proxy Statement for the 1995 Annual Meeting of Shareholders.


(b)  Reports on Form 8-K filed the quarter ended December 31, 1994 - None

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules - None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Date: March 30, 1995
                                          --------------------------


                                     Bank South Corporation
                                     -------------------------------
                                     Registrant



                                     By: /s/ Ralph E. Hutchins, Jr.
                                     -------------------------------
                                     Ralph E. Hutchins, Jr.
                                     Chief Financial Officer

                               POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Patrick L. Flinn and Ralph E. Hutchins, Jr., or either of them, his attorney-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby satisfying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Patrick L. Flinn               3/28/95                      /s/ S.E. Jennette, Jr.                      3/9/95
------------------------------------------                      --------------------------------------------------
Patrick L. Flinn                   Date                         S.E. Jennette, Jr.                          Date
Chairman and Chief Executive                                    Director
Officer
                                                                /s/ Lynn H. Johnston                       3/13/95
/s/ Ralph E. Hutchins, Jr.         3/28/95                      --------------------------------------------------
------------------------------------------                      Lynn H. Johnston                           Date
Ralph E. Hutchins, Jr.             Date                         Director
Chief Financial Officer
                                                                /s/ William M. McClatchey, M.D.            3/10/95
                                                                --------------------------------------------------
                                                                William M. McClatchey, M.D.                Date
/s/ J. Brent Lee                   3/28/95                      Director
------------------------------------------
J. Brent Lee                       Date
Comptroller and Corporate Treasurer                             /s/ Julia W. Morgan                         3/6/95
                                                                --------------------------------------------------
                                                                Julia W. Morgan                             Date
/s/ John E. McKinley               3/28/95                      Director
------------------------------------------
John E. McKinley                   Date
Principal Operating Officer, Corporate                          /s/ Barry Phillips                          3/6/95
Banking and Credit Policy                                       --------------------------------------------------
                                                                Barry Phillips                              Date
                                                                Director
/s/ Bernard W. Abrams               3/7/95
------------------------------------------                      /s/ Ben G. Porter                           3/9/95
Bernard W. Abrams                   Date                        --------------------------------------------------
Director                                                        Ben G. Porter                               Date
                                                                Director

/s/ Ray C. Anderson                 3/8/95
------------------------------------------                      /s/ John W. Robinson, Jr.                   3/6/95
Ray C. Anderson                     Date                        --------------------------------------------------
Director                                                        John W. Robinson, Jr.                       Date
                                                                Director

/s/ Kenneth W. Cannestra            3/9/95
------------------------------------------                      /s/ Felker W. Ward, Jr.                     3/7/95
Director                            Date                        --------------------------------------------------
                                                                Felker W. Ward, Jr.                         Date
                                                                Director
/s/ John S. Carr                    3/6/95
------------------------------------------                      /s/ Virgil R. Williams                     3/13/95
John S. Carr                        Date                        --------------------------------------------------
Director                                                        Virgil R. Williams                         Date
                                                                Director


