Form 10-Q
period 1995-03-31
BANK SOUTH CORP
filed 1995-05-12
CIK 39394

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995
                                 --------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  --------------
Commission file number          0-4554
                        ---------------------------------------------

                            Bank South Corporation
- ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Georgia                                        58-1048216
- -------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

55 Marietta Street, Atlanta, Georgia                 30303
- -------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


                                (404) 529-4111
- ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- ------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report. )

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  XX     No
                                               ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class:  Common Stock,      Shares Outstanding at March 31, 1995 :
- -----                      -------------------------------------
          $5 par value     58,564,175 shares (no shares held as treasury shares)



                       Exhibit Index located on page 14.

                             BANK SOUTH CORPORATION
                                     INDEX




                                                                                                      Page No.
                                                                                                      --------

PART I           FINANCIAL INFORMATION
 Item 1.         Consolidated Financial Statements

                 Consolidated Balance Sheets
                 at March 31, 1995 and December 31, 1994                                                     1

                 Consolidated Statements of Income
                 for the Three Months Ended March 31, 1995 and 1994                                          2

                 Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 1995 and 1994                                          3

                 Notes to Consolidated Financial Statements                                                  4


 Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                                  5



PART II          OTHER INFORMATION

 Item 1.         Legal Proceedings                                                                          13

 Item 2.         Changes in Securities                                                                      13

 Item 3.         Defaults Upon Senior Securities                                                            13

 Item 4.         Submission of Matters to a Vote of Security Holders                                        13

 Item 5.         Other Information                                                                          13

 Item 6.         Exhibits and Reports on Form 8-K                                                           13

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                       March 31,                     December 31,
                                                                                         1995                           1994
                                                                                  ------------------            -------------------
ASSETS                                                                                  (Thousands of dollars, except share data)
Cash and due from banks:
   Interest-bearing deposits                                                      $           26,363            $            64,048
   Non-interest bearing deposits and cash                                                    411,730                        360,472
                                                                                  ------------------            -------------------
Total cash and due from banks                                                                438,093                        424,520
Federal funds sold and securities purchased
   under agreements to resell                                                                 10,735                         50,649
Trading account securities                                                                    51,497                         75,431
Investment securities available for sale                                                     852,840                        472,061
Investment securities held to maturity (fair value $1,878,678
   at March 31, 1995 and $1,875,006 at December 31, 1994)                                  1,905,418                      1,968,970
Loans                                                                                      4,086,902                      3,954,491
Less:  Unearned income                                                                        18,086                         18,979
       Allowance for loan losses                                                              82,284                         82,936
                                                                                  ------------------            -------------------
Net loans                                                                                  3,986,532                      3,852,576
                                                                                  ------------------            -------------------
Premises and equipment, net                                                                  113,909                        113,557
Customers' acceptance liability                                                                  712                            770
Other real estate owned, net                                                                   3,309                          3,753
Other assets                                                                                 302,684                        286,950
                                                                                  ------------------            -------------------
TOTAL ASSETS                                                                      $        7,665,729            $         7,249,237
                                                                                  ==================            ===================
LIABILITIES
Non-interest bearing demand deposits                                              $        1,125,110            $         1,250,710
Interest-bearing deposits:
   NOW accounts                                                                              772,076                        752,684
   Money market accounts                                                                     565,214                        572,681
   Savings accounts                                                                          459,673                        443,550
   Certificates of deposit $100,000 or more                                                  407,872                        364,584
   Other time deposits                                                                     1,697,591                      1,649,550
                                                                                  ------------------            -------------------
Total interest-bearing deposits                                                            3,902,426                      3,783,049
                                                                                  ------------------            -------------------
Total deposits                                                                             5,027,536                      5,033,759
Short-term borrowings:
   Federal funds purchased and securities
      sold under agreements to repurchase                                                  1,016,354                        944,153
   Commercial paper                                                                           32,903                         49,773
   Other short-term borrowings                                                               715,000                        375,998
                                                                                  ------------------            -------------------
Total short-term borrowings                                                                1,764,257                      1,369,924
Bank acceptances outstanding                                                                     712                            770
Long-term debt                                                                                89,367                         89,413
Other liabilities                                                                            133,204                        121,139
                                                                                  ------------------            -------------------
TOTAL LIABILITIES                                                                          7,015,076                      6,615,005
                                                                                  ------------------            -------------------

SHAREHOLDERS' EQUITY                                  1995            1994
                                                 --------------------------------
Preferred stock:
  Par value                                      $           25    $         25
  Shares authorized                                   5,000,000       5,000,000
  Shares issued and outstanding                               -               -
Common stock:
  Par value                                                  $5              $5
  Shares authorized                                 100,000,000     100,000,000
  Shares issued and outstanding                      58,564,175      58,326,282              292,821                        291,631
Capital surplus                                                                              186,109                        183,544
Retained earnings                                                                            174,829                        167,582
Unrealized loss on investment securities
  available for sale, net of tax                                                              (3,106)                        (8,525)
                                                                                  ------------------            -------------------
TOTAL SHAREHOLDERS' EQUITY                                                                   650,653                        634,232
                                                                                  ------------------            -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $        7,665,729            $         7,249,237
                                                                                  ==================            ===================

See notes to consolidated financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                             1995             1994
                                                                      ---------------     -----------
INTEREST INCOME                                                       (In thousands, except per share data)
Interest and fees on loans:
  Taxable                                                             $        85,045     $    73,465
  Tax-exempt                                                                    1,137             764
                                                                      ---------------     -----------
Total interest and fees on loans                                               86,182          74,229

Interest and dividends on investment securities held to maturity
  Taxable                                                                      20,127           8,127
  Tax-exempt                                                                    7,113           4,054
                                                                      ---------------     -----------
Total interest and dividends on investment securities held to maturity         27,240          12,181

Interest and dividends on investment securities
  available for sale (taxable)                                                 10,653          13,309

Trading account securities                                                        652             850
Federal funds sold and securities purchased
  under agreements to resell                                                      653             317
Interest-bearing deposits                                                         511             277
Other short-term investments                                                      957              76
                                                                      ---------------     -----------
Total interest income                                                         126,848         101,239
                                                                      ---------------     -----------
INTEREST EXPENSE
Interest on deposits:
  NOW accounts                                                                  5,334           5,215
  Money market accounts                                                         4,877           3,503
  Savings accounts                                                              2,947           5,109
  Certificates of deposit $100,000 or more                                      5,499           2,257
  Other time deposits                                                          21,557          13,787
                                                                      ---------------     -----------
Total interest on deposits                                                     40,214          29,871
Interest on short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                                        13,866           4,576
  Other short-term borrowings                                                   9,890           1,391
                                                                      ---------------     -----------
Total interest on short-term borrowings                                        23,756           5,967
Interest on long-term debt                                                      1,155           1,622
                                                                      ---------------     -----------
Total interest expense                                                         65,125          37,460
                                                                      ---------------     -----------
NET INTEREST INCOME                                                            61,723          63,779
Less:  Provision for loan losses                                                    -           4,697
                                                                      ---------------     -----------
Net interest income after provision for loan losses                            61,723          59,082
                                                                      ---------------     -----------
NON-INTEREST INCOME
Trust income                                                                    2,516           2,575
Service charges and fees on deposit accounts                                   16,699          14,619
Electronic banking                                                              4,758           3,707
Mortgage banking activities                                                     1,013           1,036
Other service charges and fees                                                  3,409           2,999
Institutional investment activities                                             1,441           1,723
Retail investment activities                                                      453             465
Securities gains (losses)                                                       1,161            (329)
Other income                                                                      739           1,188
                                                                      ---------------     -----------
Total non-interest income                                                      32,189          27,983
                                                                      ---------------     -----------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                 34,976          30,696
Occupancy                                                                       4,804           5,005
Equipment                                                                       4,171           3,787
Other expense                                                                  29,700          23,455
                                                                      ---------------     -----------
Total non-interest expense                                                     73,651          62,943
                                                                      ---------------     -----------
Income before income taxes                                                     20,261          24,122
Income tax expense                                                              4,820           4,813
                                                                      ---------------     -----------
NET INCOME                                                            $        15,441     $    19,309
                                                                      ===============     ===========
Earnings per common share                                             $          0.26     $      0.35
Cash dividends declared per share                                                0.14            0.11
Weighted average common shares and common
  share equivalents outstanding                                                59,159          55,828

See notes to consolidated financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  1995                  1994
                                                                                             -----------------    -----------------
                                                                                                       (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                                $          15,441    $          19,309

   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    Provision for loan losses                                                                                -                4,697
    Provision for losses on other real estate owned                                                        279                   65
    Depreciation and amortization expense -  premises and equipment                                      3,043                2,609
    Amortization expense - intangible and other assets                                                   2,926                2,584
    Deferred income tax benefit                                                                           (799)                (589)
    Net amortization (accretion) of investment securities premiums and discounts                           853                 (326)
    Securities (gains) losses                                                                           (1,161)                 329
    Net unrealized valuation losses (gains) on trading account securities                                  411                 (527)
    Net realized loss (gain) on sales of other assets                                                      543                 (208)
    Net decrease (increase) in trading account securities                                               23,523             (309,049)
    Net decrease in mortgage loans held for resale                                                       2,109               10,661
    Net increase in interest receivable                                                                 (1,196)              (2,956)
    Net increase in other assets                                                                       (17,399)             (10,518)
    Net increase (decrease) in interest payable                                                          8,932               (3,299)
    Net increase (decrease) in other liabilities                                                         3,754               (8,845)
                                                                                             -----------------    -----------------
     Total adjustments                                                                                  25,818             (315,372)
                                                                                             -----------------    -----------------
     Net cash provided by (used in) operating activities                                                41,259             (296,063)
                                                                                             -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease (increase) in federal funds sold and securities purchased
      under agreements to resell                                                                        39,914             (277,072)
    Purchases of investment securities held to maturity                                                (16,629)            (111,801)
    Purchases of investment securities available for sale                                           (2,074,330)            (268,500)
    Proceeds from sales of investment securities available for sale                                  1,638,827              719,568
    Proceeds from calls, maturities and redemptions of investment securities held
      to maturity                                                                                       79,505               47,291
    Proceeds from calls, maturities and redemptions of investment securities
      available for sale                                                                                61,120               62,885
    Net (increase) decrease in loans                                                                  (142,638)              18,922
    Purchases of premises and equipment                                                                 (4,472)              (1,245)
    Proceeds from sales of premises and equipment                                                        1,060                2,025
    Proceeds from sales of other real estate owned                                                         902                3,000
    Proceeds from recoveries on loans previously charged off                                             5,430                5,518
    Business combinations, net of cash acquired                                                              -                7,883
                                                                                             -----------------    -----------------
     Net cash (used in) provided by investing activities                                              (411,311)             208,474
                                                                                             -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                                                 (6,223)              53,980
    Net increase in short-term borrowings                                                              394,333               30,351
    Repayments of long-term debt                                                                           (46)                (519)
    Proceeds from employee and director stock purchases                                                  3,276                3,581
    Cash dividends paid                                                                                 (8,194)              (6,224)
    Proceeds from dividend reinvestment plan                                                               479                  256
                                                                                             -----------------    -----------------
     Net cash provided by financing activities                                                         383,625               81,425
                                                                                             -----------------    -----------------
Net increase (decrease) in cash and due from banks                                                      13,573               (6,164)
Cash and due from banks at beginning of period                                                         424,520              395,378
                                                                                             -----------------    -----------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                     $         438,093    $         389,214
                                                                                             =================    =================
SUPPLEMENTARY INFORMATION:
Income taxes paid                                                                            $               3    $          10,598
Income tax refunds received                                                                              6,169                  974
Interest paid                                                                                           56,193               40,131
Non-cash transactions:
Loans transferred to other real estate owned                                                             1,143                1,405
Loans to facilitate the sale of other real estate owned                                                      -                  205

     See notes to consolidated financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The financial statements in this report have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. These statements should be read in conjunction with the 1994 Annual Report on Form 10-K for Bank South Corporation (the "Registrant" or "Company"). Results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations for the year ending December 31, 1995 or any interim periods. Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Business Combinations

On February 17, 1995, the Registrant acquired Gwinnett Bancshares, Inc. ("Gwinnett"), parent company of Gwinnett Federal Bank, FSB. As a result of the Gwinnett merger, each share of Gwinnett common stock issued and outstanding immediately prior to the effective time of the Gwinnett merger was converted into the right to receive 1.75 shares of the common stock of the Registrant. The Registrant issued an aggregate 3,681,402 shares of the Registrant's common stock to holders of Gwinnett common stock. As of December 31, 1994, Gwinnett had total assets of approximately $319.1 million and total shareholders' equity of approximately $33.2 million. For the year ended December 31, 1994, Gwinnett reported a net loss of approximately $1.4 million. The acquisition was accounted for using the pooling-of-interests accounting method.

Note 3 - Adoption of New Accounting Standards

Beginning January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114 ("FAS 114"), "Accounting by Creditors for Impairment of a Loan" which was issued in May 1993 and amended in October 1994 by Statement of Financial Accounting Standards Number 118 , "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with FAS 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral-dependent loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

In accordance with FAS 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which the Company had not taken possession of the collateral have been reclassified to loans. This reclassification did not impact the Company's financial condition or results of operations.

Loans are generally classified as non-accrual when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed when loans are well-secured and in process of collection. Generally, payments received on non-accrual loans are applied directly against principal.

At March 31, 1995, the recorded investment in loans that are considered to be impaired under FAS 114 was $20.0 million. The related allowance for credit losses for this $20.0 million in loans was $2.6 million. The average recorded investment in impaired loans during the three months ended March 31, 1995 was approximately $21.1 million. For the three months ended March 31, 1995, the Company did not recognize any interest income on those impaired loans or any interest income using the cash basis method of income recognition.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company reported net income of $15.4 million, or $0.26 per share, for the first three months of 1995 compared to $19.3 million, or $0.35 per share, for the same period in 1994. Contributing to the decrease in earnings in 1995 over 1994, among other factors, was an increase in other operating expenses related to an insurance premium tax, acquisition expenses, severance payments and the decrease in tax benefit. This was offset by a decrease in the provision for loan losses in the first three months of 1995 compared to the same period of 1994.

The Company completed the first phase of its internal business process reengineering effort, which identified 16 specific processes to be reengineered. Once completed this effort is intended to reduce costs, increase revenue, allow better customer service, increase sales and enhance shareholder value. The Company expects a net enhancement in 1996 pre-tax earnings of $17 million as a result of the New Ideas program.

During the first quarter of 1995, the Company continued to enhance its retail banking franchise and its market position in metropolitan Atlanta through acquisition activity and aggressive marketing efforts. The Company acquired Gwinnett in the first quarter of 1995. This transaction was accounted for as pooling-of-interests, and accordingly, the prior period financial statements have been restated to reflect this transaction. See Note 2 to the consolidated financial statements for further discussion of this acquisition.

Net Interest Income

Net interest income, on a taxable equivalent basis (t.e.), was $67.4 million for the three months ended March 31, 1995, 1.49 percent higher than the $66.4 million for the same period in 1994. The increase in net interest income resulted primarily from increased volumes of loans and investments which offset a decrease in the net interest margin due to narrower spreads. The net interest margin, t.e., was 4.04 percent in the first quarter of 1995 compared to 4.92 percent in the first quarter of 1994. The decline in the margin is primarily attributable to the addition of investments at relatively narrow spreads and a higher cost of funds reflecting the Company's strategy of lengthening deposit maturities in anticipation of rising interest rates.

Total average earning assets were $6.8 billion during the first three months of 1995, an increase of $1.3 billion, or 23.64 percent, over the same period in 1994. Total average loans were $4.0 billion for the first three months of 1995, an increase of 15.3 percent over the $3.5 billion of average loans for the first three months of 1994. Comprising approximately 52 percent of the loan increase, mortgage and installment loans increased $275.1 million, or 14.5 percent, over 1994. The remaining increase in average loans was due to commercial loans, increased of $257.5 million, or 16.6 percent, over 1994. The increase in installment, mortgage and commercial loans reflects the Company's rapidly expanding dealer finance niche and the rapidly growing Atlanta economy.

Investment securities held to maturity and investment securities available for sale averaged $2.6 billion in the first three months of 1995, an increase of $735.3 million, or 40.0 percent, over the same period of 1994. Average total investments as a percentage of earning assets increased to 40.9 percent in the first three months of 1995, compared to 36.7 for the same period in 1994. These additional investment securities were added to better utilize capital.

Average transaction account deposit balances, including demand, savings and NOW accounts, remained stable in the first three months of 1995 over the same period in 1994. Consumer and other time deposits averaged $1.4 billion in the first three months of 1995, an increase of $206.8 million, or 17.72 percent, over the same period in 1994. Total average deposits increased 9.55 percent to $5.02 billion for first quarter of 1995 from $4.59 billion for the same period in 1994 and average short-term borrowings increased $819.6 million in the first three months of 1995 over 1994 to fund the addition of investment securities.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Provision for Loan Losses

Due to the continued improvement in asset quality, lower than expected losses, and a higher level of recoveries, no provision was recognized for the first quarter of 1995. In the first quarter of 1994, the provision for loan losses recognized was $4.7 million. See "Asset Quality" for further discussion of the Allowance for Loan Losses.

Non-Interest Income

Non-interest income of $32.2 million in the first quarter of 1995 was $4.2 million, or 15.03 percent, higher than in the first quarter of 1994. Included in non-interest income were gains on the sale of investment securities available for sale of $1.2 million in the first three months of 1995, and losses of $329,000 for the first three months of 1994. Excluding these securities gains and losses, non-interest income increased $2.7 million, or
9.59 percent, in the first three months of 1995 over 1994.

In the first three months of 1995, deposit service charges, the largest component of non-interest income, totaled $25.9 million, an increase of $3.5 million, or 15.73 percent, from the first three months of 1994. The increase in service charge income was largely due to strong growth in consumer accounts and the successful debit card promotion.

Non-Interest Expense

Non-interest expense totaled $73.7 million for the three months ended March 31, 1995, an increase of $10.7 million, or 17.01 percent, from the same period of 1994. The primary driver of the increase was the higher level of retail activities including expanded hours in the branches, additional branches, consulting services, deposit insurance premiums, amortization of intangibles and acquisition related expenses.

In the first three months of 1995, personnel costs increased $4.3 million or
13.9 percent over the same period in 1994 due to additional locations and expanded banking hours. Data processing expenses increased $406,000 or 39.1 percent, general and administrative expenses increased $3.0 million or 591.4 percent and acquisition expenses increased $1.4 million for the first three months of 1995 compared to the same period in 1994, each related to increased transaction volumes, and on-going costs associated with expansion into mutual funds and teleservices, and acquisitions.

Income Taxes

Income tax expense was $4.8 million for the three months ended March 31, 1995, or 23.79 percent of pre-tax income, compared to $4.8 million, or 19.95 percent of pre-tax income, for the same period in 1994. The 1994 rate was positively affected by the utilization of the remaining Federal deferred tax valuation allowance established at the beginning of 1993. In addition, the Company reduced the state deferred tax valuation allowance by approximately $1.8 million, of which approximately $435,000 reduced goodwill, leaving an allowance of $9.3 million at March 31, 1995. Management evaluates the need for the valuation allowances on a quarterly basis.

Asset Quality

Non-performing assets were $23.4 million at March 31, 1995, $25.9 million at December 31, 1994 and $38.1 million at March 31, 1994. Non-performing assets as a percent of total loans and other real estate owned was 0.58 percent, 0.66 percent and 1.05 percent at March 31, 1995, December 31, 1994 and March 31, 1994, respectively.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

COMPOSITION OF LOAN PORTFOLIO
TABLE 1

                                                                                December 31,
                                         March 31,           ----------------------------------------------------
                                           1995                       1994                       1993
                                 -----------------------     -----------------------      -----------------------
                                   Amount        Percent        Amount     Percent         Amount      Percent
                                 -----------------------     -----------------------      -----------------------
                                                             (Thousands of dollars)

Commercial, financial and
   agricultural                  $    1,041,712     25 %     $    1,048,187     27 %      $       894,774    25 %
Real estate construction                227,815      6              218,985      6                137,741     4
Commercial mortgage                     613,250     15              598,376     15                579,652    17
1-4 Family residential mortgage         752,079     18              672,515     17                574,548    16
Consumer                              1,418,645     35            1,384,573     34              1,306,783    37
Lease financing                          33,401      1               31,855      1                 15,517     1
                                 -----------------------     -----------------------      -----------------------
   Total loans                   $    4,086,902    100 %     $    3,954,491    100 %      $     3,509,015   100 %
                                 =======================     =======================      =======================




                                                            December 31,
                                   ---------------------------------------------------------------
                                              1992                                 1991
                                   -------------------------             -------------------------
                                       Amount       Percent               Amount          Percent
                                   -------------------------             -------------------------
                                                       (Thousands of Dollars)
Commercial, financial and
   agricultural                    $      902,228      31 %              $     1,032,436     34 %
Real estate construction                   86,709       3 %                      314,016     10
Commercial mortgage                       665,126      23 %                      513,807     17
1-4 Family residential mortgage           521,489      18 %                      546,153     18
Consumer                                  755,184      25 %                      643,186     20
Lease financing                            13,956       - %                       21,721      1
                                   ------------------------              -------------------------
   Total loans                     $    2,944,692     100 %              $     3,071,319    100 %
                                   ========================              =========================


Note: During 1992 loans were reclassified between real estate construction and commercial mortgages.





ALLOWANCE FOR LOAN LOSS ALLOCATION
TABLE 2

                                           March 31, 1995                December 31, 1994
                                          Amount    Percent           Amount         Percent
                                       -----------------------------------------------------
                                                      (Thousands of dollars)
Allowance for loan loss balance applicable to:
  Commercial, financial and
   agricultural                        $     8,743     11 %       $       9,057         11 %
  Real estate construction                   1,693      2                 1,608          2
  Commercial mortgage                        7,016      9                 6,470          8
  1-4 Family residential mortgage            4,801      6                 4,047          5
  Consumer                                  11,182     13                12,112         14
  Lease financing                              126      -                   111          -
  Unallocated                               48,723     59                49,531         60
                                       --------------------       --------------------------
     Total                             $    82,284    100 %       $      82,936        100 %
                                       ====================       ==========================


                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


ALLOWANCE FOR LOAN LOSSES
TABLE 3

                                                          Three
                                                       Months Ended                 Year Ended December 31,
                                                         March 31,     -----------------------------------------------------------
                                                           1995          1994            1993            1992            1991
                                                       ---------------------------------------------------------------------------
                                                                                 (Thousands of dollars)
Balance at beginning of period                         $   82,936        $   88,482      $   78,713      $   86,909     $   93,267
Loans charged-off:
  Commercial, financial and agricultural                     (809)           (9,280)         (5,498)        (21,331)       (57,278)
  Real estate construction                                      0              (369)           (453)         (5,520)        (6,126)
  Commercial mortgage                                        (658)           (3,152)         (6,609)        (10,887)       (11,096)
  1-4 Family residential mortgage                          (1,100)           (5,445)         (6,849)         (5,276)        (7,057)
  Consumer                                                 (3,507)          (18,212)         (6,425)         (7,900)        (8,903)
  Lease financing                                              (8)              (54)           (656)           (511)          (422)
  Other                                                         -                 -               -            (267)             -
                                                       ---------------------------------------------------------------------------
Total loans charged-off                                    (6,082)          (36,512)        (26,490)        (51,692)       (90,882)
                                                       ---------------------------------------------------------------------------
Recoveries on loans previously charged-off:
  Commercial, financial and agricultural                      964             5,178           2,732           4,500          1,398
  Real estate construction                                     24             2,215             135             134            397
  Commercial mortgage                                       1,158             1,967           1,237             519            507
  1-4 Family residential mortgage                             559             3,210           1,900           1,043            566
  Consumer                                                  2,686             8,034           3,993           4,283          3,858
  Lease financing                                              39               269             438             504             47
                                                       ---------------------------------------------------------------------------
Total loan recoveries                                       5,430            20,873          10,435          10,983          6,773
                                                       ---------------------------------------------------------------------------
Net loans charged-off                                        (652)          (15,639)        (16,055)        (40,709)       (84,109)
Net increase as a result of business combinations               -             2,496           5,431               -              -
Provision for loan losses charged to expense                    -             7,597          20,393          32,513         77,751
                                                       ---------------------------------------------------------------------------
Balance at end of period                               $   82,284        $   82,936         $88,482         $78,713     $   86,909
                                                       ===========================================================================
Total net loans at end of period                       $4,068,816        $3,935,512      $3,473,523      $2,939,574     $3,062,813

Average loans outstanding during the period             3,997,154         3,655,982       3,013,021       3,004,525      3,335,177

Allowance for loan losses to loans
  outstanding at end of period                               2.02 %            2.11 %          2.55 %          2.68 %         2.84 %

Net loan charge-offs to average loans
  outstanding during the period (annualized)                 0.07              0.43            0.53            1.35           2.52


                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)




NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE
TABLE 4

                                                                                  December 31,
                                                 March 31,       ------------------------------------------------
                                                   1995           1994           1993           1992       1991
                                                 ----------------------------------------------------------------
                                                                           (Thousands of dollars)
Non-accrual loans                                $ 20,118       $ 22,266       $ 36,880      $ 78,343    $160,271
Renegotiated or restructured loans                      -              -          1,235         8,979       7,721
Other real estate owned                             3,309          3,678          4,985        22,988      50,027
Other non-performing assets                             -              -          2,417         2,646       3,646
                                                 --------       --------       --------      --------    --------
Total non-performing assets                      $ 23,427       $ 25,944       $ 45,517      $112,956    $221,665
                                                 ========       ========       ========      ========    ========

Loans 90 days or more past due
 on accrual status                               $    741       $  1,428       $  1,846      $  5,420     $13,159

Potential problem loans                           112,039        124,656        141,230       241,505     430,239

Non-performing assets to total
 loans, other real estate owned
 and other non-performing assets                     0.58 %         0.66 %         1.31 %        3.81 %      7.11 %


Non performing assets and loans 90 days or more
 past due on accrual status to total loans,
 other real estate owned, and other non-performing
 assets                                              0.59           0.69           1.36          4.00        7.54

Loans 90 days or more past due
 on accrual status to total loans and
 real estate acquired by foreclosure                 0.02           0.04           0.05          0.18        0.42

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Non-performing assets at March 31, 1995 included $20.1 million of non-accrual and renegotiated loans, of which $14.6 million, or 72.4 percent, were current as to both principal and interest. Non-accrual and renegotiated loans were $22.2 million at December 31, 1994 and $34.7 million at March 31, 1994. Also included in non-performing assets was other real estate owned, totaling $3.3 million at March 31, 1995, $3.8 million at December 31, 1994 and $3.4 million at March 31, 1994.

Effective January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114 ("FAS 114"), "Accounting by Creditors for Impairment of a Loan" which was issued in May 1993 and amended in October 1994 by Statement of Financial Accounting Standards Number 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The impact of the adoption of FAS 114 had no material effect on the Company's results of operations and financial position.

Loans identified by management as potential problem assets (classified and criticized loans) declined from 3.2 percent of total loans at December 31, 1994 to 2.8 percent of total loans at March 31, 1995.

Net loans charged off during the first quarter of 1995 were $652,000 compared to $1.8 million during the same period of 1994. Further detail of loan charge-offs and recoveries is presented in Table 3, "Allowance for Loan Losses."

The allowance for loan losses was $82.3 million at March 31, 1995, compared to $82.9 million at December 31, 1994 and $93.8 million at March 31, 1994. The allowance for loan losses as a percent of total loans was 2.02 percent at March 31, 1995, 2.11 percent at December 31, 1994, and 2.60 percent at March 31, 1994. The allowance for loan losses as a percent of non-performing loans was
409.01 percent at March 31, 1995, 373.74 percent at December 31, 1994, and
270.62 percent at March 31, 1994. Table 2, "Allowance for Loan Loss Allocation," presents specific reserves by loan type and the general portion of the Company's total allowance for loan losses. In management's opinion, the allowance for loan losses was adequate at March 31, 1995.

Shareholders' Equity and Dividends

At March 31, 1995, shareholders' equity was at the highest level in the Company's history at $650.7 million or 8.49 percent of total assets. At March 31, 1995, the Company's Tier 1 capital ratio was 10.36 percent, the total risk-based capital ratio was 12.02 percent and the leverage ratio was 7.42 percent. These ratios are in excess of regulatory requirements, as presented in Table 5 - "Capital Adequacy." In addition, Bank South, N.A., the Company's bank subsidiary, was considered "well capitalized" by banking regulators.

In the first quarter of 1995, the Company's Board of Directors declared a 14 cent per share quarterly dividend, which was paid on April 3, 1995, up 3 cents per share from the first quarter of 1994 and 1 cent from the fourth quarter of 1994.

Liquidity

Liquidity represents the ability to provide funding for lending and investment activities, as well as to cover deposit withdrawals and pay debt and operating obligations. Maintaining an adequate level of liquidity is an important component of the Company's balance sheet management objectives.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


CAPITAL ADEQUACY
TABLE 5

                                       March 31, 1995                  December 31, 1994
                                     Amount      Percent              Amount      Percent
                                  ------------------------         ------------------------
                                                       (Thousands of dollars)
   TIER 1 CAPITAL:
     Actual                       $   546,117       10.36 %        $   524,547       11.00 %
     Minimum required                 210,914        4.00              190,700        4.00
                                  ------------------------         ------------------------
     Excess                       $   335,203        6.36 %        $   333,847        7.00 %
                                  =======================          =======================
   TOTAL RISK-BASED CAPITAL:
     Actual                       $   633,752       12.02 %        $   605,701       12.70 %
     Minimum required                 421,827        8.00              381,400        8.00
                                  -----------------------          -----------------------
     Excess                       $   211,925        4.02 %        $   224,301        4.70 %
                                  =======================          =======================
   TIER 1 CAPITAL LEVERAGE RATIO:
     Actual                       $   546,117        7.42 %        $   524,547        8.10 %
     Minimum required *               223,271        3.00              194,170        3.00
                                  -----------------------          -----------------------
     Excess                       $   322,846        4.42 %        $   330,377        5.10 %
                                  =======================          =======================



   * The regulatory requirement for leverage ratio is 3 percent to 5 percent. This is determined by the Federal Reserve using various criteria. The Federal Reserve has not given the Company a determination of the rate for 1995.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


At March 31, 1995, the Company's balance sheet continued to be liquid. The Company's core deposits, which are typically the most stable funds, were 113 percent of loans at March 31, 1995 and short-term liquid assets as a percent of volatile short-term liabilities were 337 percent at March 31, 1995. In addition, the Company's access to debt markets improved during 1995 and 1994 due to upgrades in debt ratings, continued improvements in asset quality, an increased level of capital, and increased profitability.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. To lessen the impact of rate movements, the balance sheet is structured such that differences in repricing opportunities between assets and liabilities are minimized.

Interest rate risk management, an important component of the overall risk management program of the Company, includes monitoring of the balance sheet composition and its associated sensitivity to interest rate changes. Interest rate sensitivity is monitored on a monthly basis by simulating net interest income under varying interest rate scenarios. The simulation model utilizes maturity and repricing data on loans, investments, derivative financial instruments, deposits and other interest-bearing liabilities to predict future levels of net interest income.

The model measures net interest income, t.e., at risk as the difference between net interest income under rising and falling rate environments and net interest income, t.e., in an unchanged rate environment. The Company's policy is to actively manage the balance sheet so that net interest income simulated over a 12 month period under 100, 200 and 300 basis point changes in rates does not vary adversely form net interest income produced in an unchanged rate environment by more than 2 percent, 5 percent and 8 percent, respectively. At March 31, 1995, the decrease in net interest income over 12 months from a 100, 200 and 300 basis point increase in interest rates would have been 1.9 percent,
4.1 percent and 6.9 percent, respectively. A measure of longer-term interest rate risk is the market value of portfolio equity, which is the present value of asset cash flows less the present value of liability cash flows, adjusted for off-balance sheet activity. At March 31, 1995, the Company was liability sensitive. The sensitivity of the market value of portfolio equity to changes in interest rates is measured in comparison to established policy guidelines. At March 31, 1995, the Company was in compliance with its market value of portfolio equity policies.

It is the Company's policy to utilize derivative financial instruments, primarily interest rate swap and interest rate cap agreements, to reduce its
exposure to interest rate fluctuations.   Income streams from underlying assets
and liabilities are offset with income received or paid on interest rate swaps and caps. Consequently, the overall impact of rate movements on net interest income for the interest rate swap and cap portfolio must be evaluated in conjunction with the impact of rate movements on the underlying assets which the swaps are hedging.

Interest rate swap and cap agreements are used to modify the repricing characteristics of interest-earning assets and interest-bearing liabilities. These agreements generally involve the receipt of fixed-rate interest payments in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying notional amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense or interest income related to the underlying hedged item. The related amount payable to, or receivable from, counterparties is included in other liabilities or assets. The fair value changes in the interest rate swap and cap agreements are recognized in accordance with the accounting for the underlying hedged item.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Interest rate swap agreements are stated in terms of a notional amount, which represents a value used to compute the amount of interest to be received or paid under the agreement. The Company's risk of loss relates to the ability of the counterparties to make the interest payments required under the terms of the agreements. Counterparties must meet rigorous credit standards and be approved by the Company's Capital Markets Credit Committee before entering into interest rate swap and cap agreements. Counterparties to the contract must provide collateral sufficient to protect the other party from significant exposure to loss. At March 31, 1995, the Company had sufficient collateral to cover any loss exposure.

The notional balance for interest rate swaps and caps at March 31, 1995 was $2.0 billion and $1.8 billion, respectively. At December 31, 1994, the Company had $2.1 billion in interest rate swaps and $1.5 billion in interest rate caps. The net unrealized market value loss on total off-balance sheet derivative financial instruments at March 31, 1995 was approximately $56.8 million, or
1.34 percent of the total notional balance for total off-balance sheet derivative financial instruments compared to a $90.4 million net unrealized market value loss on total off-balance sheet derivative financial instruments at December 31, 1994. The Company terminated $1.1 billion in interest rate swaps during first quarter of 1995 resulting in a $708,000 gain. The termination of $700 million in interest rate swaps was due to the sale or maturity of the underlying assets in the course of the Company's asset and liability management process. The Company has $1.9 billion of interest rate swaps whose average lives extend when interest rates rise as a means of constructing more effective hedges.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings - Not Applicable

Item 2.        Changes in Securities - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits and Reports on Form 8-K

               a.    The exhibits filed as part of this Report are as follows:


                       Exhibit
                       Number                Description
                       ------                -----------
                        3(a)     Amended and restated Articles of
                                 Incorporation, (included as Exhibit 4(a) to the Registrant's Form S-8 No. 33-57791, previously filed with the Commission and incorporated herein by reference).

                        3(b)     Amended and restated By-laws, (included as
                                 Exhibit 4(b) to the Registrant's Form S-8 No. 33-57791, previously filed with the Commission and incorporated herein by reference.)

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

                       10(c) Employment Agreement with Ralph E. Hutchins, Sr. (included as Exhibit 10(c) to the Registrant's Form 10-k for the fiscal year ended December 31, 1994, previously filed with the Commission and incorporated herein by reference)

                       10(d) Directors' Deferred Compensation Plan (included as Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, previously filed with the Commission and incorporated herein by reference).

                       10(e) Key Employee Stock Option Plan, as amended (included as Exhibit 10(d) to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference).

                       10(f)      1993 Equity Incentive Plan as amended April
                                  20, 1995.

                       10(g) 1994 Stock Option Plan for Outside Directors (included as Exhibit 10(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, previously filed with the Commission and incorporated herein by reference).

                       10(h) Change in Control Agreements with Patrick L. Flinn, John E. McKinley, Lee M. Sessions,
                                  Jr. and James A. Dewberry (included as
                                  Exhibit 10(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference). Form of Change in Control Agreements with Barry Anderson, Bernard Baum, George M. Boltwood,
                                  J. Brent Lee, John E. Thacker, Ray K.
                                  Williams and J. Blake Young Jr.  Change in
                                  Control Agreement with Ralph E. Hutchins, Jr. (included as Exhibit 10(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, previously filed with the Commission and incorporated herein by reference).

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

                       11         Statement Re Computation of Per Share
                                  Earnings.

                       27         Financial Data Schedules (for SEC use only)


       b.        Reports on Form 8-K - None

                    BANK SOUTH CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                        Date:  May 12, 1995
                               -------------------------





                               BANK SOUTH CORPORATION
                               -------------------------
                               Registrant




                         By:   /s/ Ralph E. Hutchins, Jr
                               -------------------------
                               Ralph E. Hutchins, Jr.
                               Chief Financial Officer
                               (Principal Financial Officer)

                    BANK SOUTH CORPORATION AND SUBSIDIARIES


                               INDEX TO EXHIBITS


                Exhibit
                Number                                    Description                                             Page
                ------       -----------------------------------------------------------------------------------------
                10(f)        1993 Equity Incentive Plan as amended April 20, 1995                                  17

                11           Statement Re Computation of Per Share Earnings                                        32

                27           Financial Data Schedules (for SEC use only)                                           33
