Form 10-K/A
period 1994-12-31
BANK SOUTH CORP
filed 1995-06-29
CIK 39394

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-K/A
                               Amendment No. 1

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended        December 31, 1994
                          ----------------------------------
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from.....................to..........................

Commission file number                 0-4554
                       -------------------------------------

                            Bank South Corporation
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                      58-1048216
    --------------------------------------------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)

 55 Marietta Street, Atlanta, Georgia                           30303
 ------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code:       (404) 529-4111
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                           --------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $5.00 Par Value Per Share
                    ---------------------------------------
                               (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of May 31, 1995, was approximately $1.2 billion based on the closing price on such date of the Common Stock as reported on the NASDAQ National Market System.

The number of shares of the registrant's $5.00 par value per share common stock outstanding on May 31, 1995 was 58,681,583.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of the registrant for the fiscal year ended December 31, 1994 are incorporated by reference in Parts I, II and IV of this report. Portions of the Proxy Statement of the registrant, dated March 20, 1995, are incorporated by reference in Part III of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Bank South Corporation
                                                 -------------------------------
                                                 Registrant




Date     June 29, 1995                           By  /s/ Ralph E. Hutchins, Jr.
     --------------------                            ---------------------------
                                                     Ralph E. Hutchins, Jr.
                                                     Chief Financial Officer

                                   CONTENTS


Amendment of Part IV, Item 14 (a) (3) to include as Exhibit 23 (b) and 99 (b) the information required by Form 11-K for the Bank South Corporation 401(k) Investment Plan.



                                                                      Page
                                                                      ----
Exhibit 23 (b)
- --------------

Consent of Independent Auditors                                        2


Exhibit 99 (b)
- --------------

Bank South Corporation 401(k) Investment Plan
Financial Statements and Supplementary Schedules:
   Report of Independent Auditors                                      4
   Statements of Net Assets Available for Plan Benefits                5
   Statements of Changes in Net Assets
    Available for Plan Benefits                                        6
   Notes to Financial Statements                                       7
   Assets Held for Investment                                         15
   Transactions or Series of Transactions in Excess of 5% of
    the Current Value of Plan Assets                                  16