Form 10-Q
period 1995-06-30
BANK SOUTH CORP
filed 1995-08-14
CIK 39394

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                               ---------------------------------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------------

Commission file number                        0-4554
                       -----------------------------------------------

                                Bank South Corporation
----------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)




       Georgia                                      58-1048216
------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

55 Marietta Street, Atlanta, Georgia             30303
------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                                (404) 529-4111
----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
         ------------------------------------------------------------
       (Former name, former address, and former fiscal year, if changed since last report. )

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  XX   No
                                               ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:  Common Stock,               Shares Outstanding at July 31, 1995:
-----                               ------------------------------------
           $5 par value             58,772,126 shares

                             BANK SOUTH CORPORATION
                                     INDEX




                                                                                                                    Page No.
                                                                                                                    --------
PART I           FINANCIAL INFORMATION

 Item 1.         Consolidated Financial Statements

                 Consolidated Balance Sheets
                 at June 30, 1995 and December 31, 1994                                                                 1

                 Consolidated Statements of Income
                 for the Three Months and Six Months Ended
                 June 30, 1995 and 1994                                                                                 2

                 Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 1995 and 1994                                                        3

                 Notes to Consolidated Financial Statements                                                             4


 Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                                             5



PART II          OTHER INFORMATION

 Item 1.         Legal Proceedings                                                                                     13

 Item 2.         Changes in Securities                                                                                 13

 Item 3.         Defaults Upon Senior Securities                                                                       13

 Item 4.         Submission of Matters to a Vote of Security Holders                                                   13

 Item 5.         Other Information                                                                                     14

 Item 6.         Exhibits and Reports on Form 8-K                                                                      14


                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                          June 30,           December 31,
                                                                                            1995                 1994
                                                                                        ------------         ------------
   ASSETS                                                                           (Thousands of dollars, except share data)
   Cash and due from banks:
      Interest-bearing deposits                                                          $   25,533           $   64,048
      Non-interest bearing deposits and cash                                                345,082              359,473
                                                                                         ----------           ----------
   Total cash and due from banks                                                            370,615              423,521
   Federal funds sold and securities purchased
      under agreements to resell                                                            107,600               50,649
   Trading account securities                                                                 9,769               75,431
   Investment securities available for sale                                                 654,511              472,061
   Investment securities held to maturity (fair value $1,810,577
      at June 30, 1995 and $1,875,006 at December 31, 1994)                               1,861,542            1,968,970
   Loans                                                                                  4,110,638            3,954,490
   Less:  Unearned income                                                                    15,808               21,207
          Allowance for loan losses                                                          79,832               82,936
                                                                                         ----------           ----------
   Net loans                                                                              4,014,998            3,850,347
                                                                                         ----------           ----------
   Premises and equipment, net                                                              116,630              113,557
   Customers' acceptance liability                                                              598                  770
   Other real estate owned, net                                                               2,827                3,678
   Other assets                                                                             300,611              287,026
                                                                                         ----------           ----------
   Total assets                                                                          $7,439,701           $7,246,010
                                                                                         ==========           ==========

   LIABILITIES
   Non-interest bearing demand deposits                                                  $1,160,467           $1,203,258
   Interest-bearing deposits:
      NOW accounts                                                                          799,263              785,795
      Money market accounts                                                                 522,818              602,429
      Savings accounts                                                                      455,267              484,913
      Certificates of deposit $100,000 or more                                              417,407              364,584
      Other time deposits                                                                 1,694,483            1,591,780
                                                                                         ----------           ----------
   Total interest-bearing deposits                                                        3,889,238            3,829,501
                                                                                         ----------           ----------
   Total deposits                                                                         5,049,705            5,032,759
   Short-term borrowings:
      Federal funds purchased and securities
         sold under agreements to repurchase                                                691,158              944,153
      Commercial paper                                                                       60,901               49,773
      Other short-term borrowings                                                           625,000              375,998
                                                                                         ----------           ----------
   Total short-term borrowings                                                            1,377,059            1,369,924
   Bank acceptances outstanding                                                                 598                  770
   Long-term debt                                                                           188,572               89,413
   Other liabilities                                                                        155,892              118,912
                                                                                         ----------           ----------
   TOTAL LIABILITIES                                                                      6,771,826            6,611,778
                                                                                         ----------           ----------
   SHAREHOLDERS' EQUITY                                       1995             1994
                                                           ---------------------------
   Preferred stock:
     Par value                                            $         25    $         25
     Shares authorized                                       5,000,000       5,000,000
     Shares issued and outstanding                                   -               -
   Common stock:
     Par value                                            $          5    $          5
     Shares authorized                                     100,000,000     100,000,000
     Shares issued and outstanding                          58,774,265      58,326,282      293,871              291,631
   Capital surplus                                                                          187,832              183,544
   Retained earnings                                                                        188,439              167,582
   Unrealized loss on investment securities
     available for sale, net of tax                                                          (2,267)              (8,525)
                                                                                         ----------           ----------
   TOTAL SHAREHOLDERS' EQUITY                                                               667,875              634,232
                                                                                         ----------           ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $7,439,701           $7,246,010
                                                                                         ==========           ==========

   See notes to consolidated financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                       Three Months Ended June 30,
                                                                                            1995         1994
                                                                                          --------     --------
  INTEREST INCOME                                                               (In thousands, except per share data)
  Interest and fees on loans:
    Taxable                                                                               $ 86,997     $ 75,235
    Tax-exempt                                                                               1,192          846
                                                                                          --------     --------
  Total interest and fees on loans                                                          88,189       76,081

  Interest and dividends on investment securities held to maturity
    Taxable                                                                                 21,333        8,280
    Tax-exempt                                                                               7,926        4,806
                                                                                          --------     --------
  Total interest and dividends on investment securities held to maturity                    29,259       13,086

  Interest and dividends on investment securities
    available for sale (taxable)                                                            12,707        8,172

  Trading account securities                                                                   309        2,159
  Federal funds sold and securities purchased
    under agreements to resell                                                               3,079        2,251
  Interest-bearing deposits                                                                    392          299
  Other short-term investments                                                                 122          836
                                                                                          --------     --------
  Total interest income                                                                    134,057      102,884
                                                                                          --------     --------

  INTEREST EXPENSE
  Interest on deposits:
    NOW accounts                                                                             5,665        4,950
    Money market accounts                                                                    4,757        4,040
    Savings accounts                                                                         2,619        3,265
    Certificates of deposit $100,000 or more                                                 6,125        2,628
    Other time deposits                                                                     24,173       15,417
                                                                                          --------     --------
  Total interest on deposits                                                                43,339       30,300
  Interest on short-term borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase                                                   14,682        5,932
    Other short-term borrowings                                                             11,717        1,222
                                                                                          --------     --------
  Total interest on short-term borrowings                                                   26,399        7,154
  Interest on long-term debt                                                                 2,233        1,555
                                                                                          --------     --------
  Total interest expense                                                                    71,971       39,009
                                                                                          --------     --------

  NET INTEREST INCOME                                                                       62,086       63,875
  Less:  Provision for loan losses                                                               -        2,300
                                                                                          --------     --------
  Net interest income after provision for loan losses                                       62,086       61,575
                                                                                          --------     --------

  NON-INTEREST INCOME
  Trust income                                                                               2,692        2,334
  Service charges and fees on deposit accounts                                              19,321       16,368
  Electronic banking                                                                         5,539        4,290
  Mortgage banking activities                                                                1,079          952
  Other service charges and fees                                                             3,451        2,539
  Institutional investment activities                                                        3,373          432
  Retail investment activities                                                                 448          407
  Securities gains                                                                           1,013        2,180
  Other income                                                                               2,062        2,390
                                                                                          --------     --------
  Total non-interest income                                                                 38,978       31,892
                                                                                          --------     --------

  NON-INTEREST EXPENSE
  Salaries and employee benefits                                                            34,906       31,825
  Occupancy                                                                                  4,617        4,822
  Equipment                                                                                  4,124        4,239
  Other real estate owned                                                                     (946)         319
  Other expense                                                                             26,917       25,371
                                                                                          --------     --------
  Total non-interest expense                                                                69,618       66,576
                                                                                          --------     --------
  Income before income taxes                                                                31,446       26,891
  Income tax expense                                                                         9,608        4,248
                                                                                          --------     --------

  NET INCOME                                                                              $ 21,838     $ 22,643
                                                                                          ========     ========

  Earnings per common share                                                               $   0.37     $   0.39
  Cash dividends declared per share                                                           0.14         0.11
  Weighted average common shares and common
    share equivalents outstanding                                                           59,547       58,571

                                                                                        Six Months Ended June 30,
                                                                                            1995         1994
                                                                                          --------     --------
  INTEREST INCOME                                                               (In thousands, except per share data)
  Interest and fees on loans:
    Taxable                                                                               $170,905     $148,703
    Tax-exempt                                                                               2,329        1,610
                                                                                          --------     --------
  Total interest and fees on loans                                                         173,234      150,313

  Interest and dividends on investment securities held to maturity
    Taxable                                                                                 42,473       16,408
    Tax-exempt                                                                              15,779        8,861
                                                                                          --------     --------
  Total interest and dividends on investment securities held to maturity                    58,252       25,269

  Interest and dividends on investment securities
    available for sale (taxable)                                                            22,741       21,481

  Trading account securities                                                                   961        3,008
  Federal funds sold and securities purchased
    under agreements to resell                                                               3,732        2,570
  Interest-bearing deposits                                                                    903          576
  Other short-term investments                                                               1,079          911
                                                                                          --------     --------
  Total interest income                                                                    260,902      204,128
                                                                                          --------     --------

  INTEREST EXPENSE
  Interest on deposits:
    NOW accounts                                                                            10,999       10,046
    Money market accounts                                                                    9,634        7,833
    Savings accounts                                                                         5,564        6,501
    Certificates of deposit $100,000 or more                                                11,622        4,885
    Other time deposits                                                                     45,732       30,904
                                                                                          --------     --------
  Total interest on deposits                                                                83,551       60,169
  Interest on short-term borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase                                                   28,548       10,509
    Other short-term borrowings                                                             21,608        2,612
                                                                                          --------     --------
  Total interest on short-term borrowings                                                   50,156       13,121
  Interest on long-term debt                                                                 3,387        3,179
                                                                                          --------     --------
  Total interest expense                                                                   137,094       76,469
                                                                                          --------     --------

  NET INTEREST INCOME                                                                      123,808      127,659
  Less:  Provision for loan losses                                                               -        6,997
                                                                                          --------     --------
  Net interest income after provision for loan losses                                      123,808      120,662
                                                                                          --------     --------

  NON-INTEREST INCOME
  Trust income                                                                               5,209        4,910
  Service charges and fees on deposit accounts                                              36,020       30,987
  Electronic banking                                                                        10,297        7,997
  Mortgage banking activities                                                                2,093        1,989
  Other service charges and fees                                                             6,856        5,535
  Institutional investment activities                                                        4,815        2,156
  Retail investment activities                                                                 901          872
  Securities gains                                                                           2,173        1,851
  Other income                                                                               2,802        3,578
                                                                                          --------     --------
  Total non-interest income                                                                 71,166       59,875
                                                                                          --------     --------

  NON-INTEREST EXPENSE
  Salaries and employee benefits                                                            69,883       62,521
  Occupancy                                                                                  9,421        9,828
  Equipment                                                                                  8,294        8,026
  Other real estate owned                                                                     (938)         359
  Other expense                                                                             56,608       48,790
                                                                                          --------     --------
  Total non-interest expense                                                               143,268      129,524
                                                                                          --------     --------
  Income before income taxes                                                                51,706       51,013
  Income tax expense                                                                        14,427        9,061
                                                                                          --------     --------

  NET INCOME                                                                              $ 37,279     $ 41,952
                                                                                          ========     ========

  Earnings per common share                                                               $   0.63     $   0.73
  Cash dividends declared per share                                                           0.28         0.22
  Weighted average common shares and common
    share equivalents outstanding                                                           59,341       57,200

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                      1995             1994
                                                                                                  -----------       -----------
                                                                                                    (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                     $    37,279       $    41,952

   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    Provision for loan losses                                                                               -             6,997
    Provision for losses on other real estate owned                                                       592               429
    Depreciation and amortization expense -  premises and equipment                                     6,068             5,447
    Amortization expense - intangible and other assets                                                  5,716             5,492
    Deferred income tax expense (benefit)                                                               3,308            (3,085)
    Net amortization of investment securities premiums and discounts                                    1,514             2,021
    Securities gains                                                                                   (2,173)           (1,864)
    Net unrealized valuation losses (gains) on trading account securities                                 448              (597)
    Net realized loss (gain) on sales of other assets                                                   1,887              (403)
    Net decrease (increase) in trading account securities                                              65,214          (354,614)
    Net increase in mortgage loans held for resale                                                    (50,213)                -
    Net decrease in interest receivable                                                                   287                 -
    Net increase in other assets                                                                      (22,208)          (41,591)
    Net increase (decrease) in interest payable                                                        18,086              (967)
    Net increase (decrease) in other liabilities                                                       15,174           179,698
                                                                                                  -----------       -----------
     Total adjustments                                                                                 43,700          (203,037)
                                                                                                  -----------       -----------

     Net cash provided by (used in) operating activities                                               80,979          (161,085)
                                                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in federal funds sold and securities purchased
      under agreements to resell                                                                      (56,951)         (331,675)
    Purchases of investment securities held to maturity                                               (22,338)         (728,548)
    Purchases of investment securities available for sale                                          (3,610,631)       (1,104,252)
    Proceeds from sales of investment securities available for sale                                 3,314,783         1,642,533
    Proceeds from calls, maturities and redemptions of investment securities held to maturity         128,012            90,654
    Proceeds from calls, maturities and redemptions of investment securities
      available for sale                                                                              125,026           107,441
    Net increase in loans                                                                            (128,297)          (10,792)
    Purchases of premises and equipment                                                               (11,643)           (6,647)
    Proceeds from sales of premises and equipment                                                       2,284             4,257
    Proceeds from sales of other real estate owned                                                      2,831             4,614
    Proceeds from recoveries on loans previously charged off                                            9,693            10,360
    Business combinations, net of cash acquired                                                             -             7,872
                                                                                                  -----------       -----------
     Net cash used in investing activities                                                           (247,231)         (314,183)
                                                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                                           16,946            30,401
    Net increase  in short-term borrowings                                                              7,135           489,659
    Repayments of long-term debt                                                                         (750)           (6,982)
    Proceeds from issuance of long-term debt                                                           99,909                 -
    Proceeds from employee and director stock purchases                                                 5,569             7,070
    Cash dividends paid                                                                               (16,422)          (12,330)
    Proceeds from dividend reinvestment plan                                                              959               608
                                                                                                  -----------       -----------
     Net cash provided by financing activities                                                        113,346           508,426
                                                                                                  -----------       -----------
Net (decrease) increase in cash and due from banks                                                    (52,906)           33,158
Net increase in cash and due from banks at beginning of period                                        423,521           390,482
                                                                                                  -----------       -----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                          $   370,615       $   423,640
                                                                                                  ===========       ===========
SUPPLEMENTARY INFORMATION:
Income taxes paid                                                                                 $    11,759       $    21,453
Income tax refunds received                                                                             6,860               974
Interest paid                                                                                         119,008            61,091
Non-cash transactions:
Loans transferred to other real estate owned                                                            4,166             2,663
Loans to facilitate the sale of other real estate owned                                                     -               205

     See notes to consolidated financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The financial statements in this report have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. These statements should be read in conjunction with the 1994 Annual Report on Form 10-K for Bank South Corporation (the "Registrant" or "Company"). Results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results of operations for the year ending December 31, 1995, or any interim periods. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

Note 3 - Contingencies

Although no suit has been filed, the Company has been informed of a potential claim for contribution to clean-up costs by a party currently incurring such costs on a Superfund site under federal environmental laws. The Company's subsidiary, Bank South, acts in a fiduciary capacity, serving as trustee of a trust which has an interest in a partnership that previously owned the site. It is understood that such claim will be asserted against Bank South in both its fiduciary and individual capacities. At this time the Company has only limited information about the possible claim and intends to defend the claim vigorously. The Company is not able to determine what effect, if any, such a claim may have on the Company's financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company reported net income of $37.3 million, or $0.63 per share, for the first six months of 1995 compared to $42.0 million, or $0.73 per share, for the same period in 1994. Net income for the second quarter of 1995 was $21.8 million, or $0.37 per share, compared to $22.6 million, or $0.39 per share for the second quarter of 1994. Contributing to the decrease in earnings in 1995 over 1994, among other factors, was an increase in other operating expenses related to an insurance premium tax, acquisition expenses, severance payments and an increase in tax expense. These increases were partially offset by a decrease in the provision for loan losses in the first six months of 1995 compared to the same period of 1994.

The Company continued its internal business process reengineering program begun in the second quarter of 1994. This program has identified 16 specific processes to be reengineered. The focus of the program includes migration of sales and transaction volumes to electronic and telephone-based delivery channels, improving sales and customer service capabilities, and eliminating non-value added activities in the branches. During the second quarter of 1995, the business process reengineering program initiatives contributed to the review of branch locations and hours and the rollout of enhanced telephone banking services. The Company expects a net enhancement in 1996 pre-tax earnings of $17 million as a result of the business process reengineering program. In conjunction with the recommendations derived from this program, the Company completed the consolidation of 13 traditional offices and the opening of seven InStore offices during the second quarter of 1995, further strengthening its position as the most convenient bank in its market based on the number of banking locations. During the second quarter of 1995 the Company reevaluated the ScreenPhone project as an alternative delivery channel and has put this project on hold. During the second quarter the Company implemented the TeleServices system which is an enhanced telephone banking system. This system exceeded internal projections of call volumes during the quarter by posting more than 3.6 million calls.

During the second quarter of 1995, the Company converted from a national charter to a state charter making it the second largest state chartered bank in Georgia.

Net Interest Income

Net interest income, on a taxable equivalent basis (t.e.), was $135.3 million for the six months ended June 30, 1995, 1.39 percent higher than the $133.4 million for the same period in 1994. Net interest income in the second quarter of 1995 increased 1.3 percent over the second quarter of 1994, to $67.8 million from $67.0 million. The increase in net interest income resulted primarily from increased volumes of investments. The net interest margin, t.e., was 3.90 percent in the second quarter of 1995 compared to 4.77 percent in the second quarter of 1994. The margin for the first six months of 1995 was 3.97 percent compared to 4.84 percent for the first six months of 1994. The decline in the margin is primarily attributable to the addition of investments at relatively narrow spreads and a higher cost of funds.


Total average earning assets were $6.9 billion during the first six months of 1995, an increase of $1.3 billion, or 23.8 percent, over the same period in 1994. Total average loans were $4.0 billion for the first six months of 1995, an increase of 14.3 percent over the $3.5 billion of average loans for the first six months of 1994. Comprising approximately 77 percent of the loan increase, commercial and installment loans increased $387.8 million, or 13.3 percent, over 1994. The remaining increase in average loans was due to mortgage loans which increased $107.9 million, or 29.9 percent, over 1994. The increase in installment, mortgage and commercial loans reflects the Company's expanding dealer finance niche and the rapidly growing Atlanta economy.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Investment securities held to maturity and investment securities available for sale averaged $2.6 billion in the first six months of 1995, an increase of $915.4 million, or 53.7 percent, over the same period of 1994. Average total investments as a percentage of earning assets increased to 41.1 percent in the first six months of 1995, compared to 36.2 percent for the same period in 1994. These additional investment securities were added to better utilize capital.

Average transaction account deposit balances, including demand, savings and NOW accounts, remained stable in the first six months of 1995 compared to the same period in 1994. Consumer and other time deposits averaged $1.4 billion in the first six months of 1995, an increase of $258.0 million, or 23.2 percent, over the same period in 1994. Total average deposits increased 7.6 percent to $5.04 billion for the first six months of 1995 and average short-term borrowings increased $919.4 million in the first six months of 1995 over 1994 to fund the addition of investment securities.

Provision for Loan Losses

During the first six months of 1995, no provision was recognized for loan losses due to the continued improvement in asset quality, lower than expected losses, and a higher level of recoveries. During the same period in 1994, the provision for loan losses was $7.0 million with $2.3 million recorded in the second quarter of 1994. See "Asset Quality" for further discussion of the Allowance for Loan Losses.

Non-Interest Income

For the six months ended June 30, 1995, non-interest income was $71.2 million, an increase of $11.3 million, or 18.9 percent, from the same period in 1994. Non-interest income of $39.0 million in the second quarter of 1995 was $7.1 million, or 22.2 percent, higher than the second quarter of 1994. Included in non-interest income were gains of $1.6 million recognized from the sale of mortgage servicing rights in the second quarter of 1995. Also included in non-interest income were gains on the sale of investment securities available for sale of $2.2 million in the first six months of 1995, and $1.9 million for the first six months of 1994. Gains on the sale of investment securities available for sale were $1.0 million in the second quarter of 1995, a decrease of $1.2 million from the second quarter of 1994. Excluding these securities gains, non-interest income increased $11 million, or 19.0 percent, in the first six months of 1995 over 1994 and $8.3 million, or 27.9 percent, in the second quarter of 1995 versus 1994.

In the first six months of 1995, total deposit service charges and fees, the largest component of non-interest income, totaled $55.3 million, an increase of $8.8 million, or 18.8 percent, from the first six months of 1994. The increase in service charge income was primarily due to an increase in fees on all deposit products, ATM, and debit card transactions.

Non-Interest Expense

Non-interest expense totaled $143.3 million for the six months ended June 30, 1995, an increase of $13.7 million, or 10.6 percent, from the same period of 1994. Non-interest expense totaled $69.6 million in the second quarter of 1995, an increase of $3.0 million, or 4.6 percent, over the second quarter of 1994. The primary driver of the increase was a higher level of retail activities including expanded hours in the branches, additional branches, consulting services, deposit insurance premiums, amortization of intangibles and acquisition related expenses. Offsetting these increases, was a $1.0 million gain recognized from the sale of a large oreo property in the second quarter of 1995.

In the first six months of 1995, personnel costs increased $7.4 million or 11.8 percent over the same period in 1994 due to additional locations and expanded banking hours. Data processing expenses increased $750,000 or 35.5 percent, general and administrative expenses increased $3.2 million, and acquisition expenses increased $2.2 million for the first six months of 1995 compared to the same period in 1994, each related to increased transaction volumes, on-going costs associated with expansion into mutual funds and teleservices, insurance premium tax, and acquisitions.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



COMPOSITION OF LOAN PORTFOLIO
TABLE 1

                                                                                        December 31,
                                      June 30,        ----------------------------------------------------------------------------
                                        1995                 1994                 1993               1992                1991
                                ------------------    -----------------   -----------------  -----------------   -----------------
                                  Amount   Percent      Amount  Percent     Amount  Percent    Amount  Percent     Amount  Percent
                                ------------------    -----------------   -----------------  -----------------   -----------------
                                                                        (Thousands of dollars)
Commercial, financial and
   agricultural                 $1,069,035   26%      $1,048,187   27%    $  894,774   25%   $  902,228    31%   $1,032,436   34%
Real estate construction           233,759    6          218,985    6        137,741    4        86,709     3       314,016   10
Commercial mortgage                610,886   15          598,376   15        579,652   17       665,126    23       513,807   17
1-4 Family residential mortgage    715,655   17          672,515   17        574,548   16       521,489    18       546,153   18
Consumer                         1,448,309   35        1,384,573   34      1,306,783   37       755,184    25       643,186   20
Lease financing                     32,994    1           31,854    1         15,517    1        13,956     -        21,721    1
                                ------------------    -----------------   -----------------  -----------------   -----------------
   Total loans                  $4,110,638  100%      $3,954,490  100%    $3,509,015  100%   $2,944,692   100%   $3,071,319  100%
                                ==================    =================   =================  =================   =================

Note: During 1992 loans were reclassified between real estate construction and commercial mortgages.



ALLOWANCE FOR LOAN LOSS ALLOCATION
TABLE 2

                                                                         June 30, 1995        December 31, 1994
                                                                        Amount   Percent       Amount   Percent
                                                                        ---------------------------------------
                                                                                (Thousands of dollars)
Allowance for loan loss balance applicable to:
  Commercial, financial and
   agricultural                                                         $ 7,486      9%        $ 9,057     11%
  Real estate construction                                                1,646      2           1,608      2
  Commercial mortgage                                                     6,536      8           6,470      8
  1-4 Family residential mortgage                                         4,940      6           4,047      5
  Consumer                                                               10,462     14          12,112     14
  Lease financing                                                           109      -             111      -
  Unallocated                                                            48,653     61          49,531     60
                                                                        -------------------------------------
     Total                                                              $79,832    100%        $82,936    100%
                                                                        =====================================

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)




ALLOWANCE FOR LOAN LOSSES                               Six
TABLE 3                                             Months Ended                        Year Ended December 31,
                                                      June 30,      -------------------------------------------------------------
                                                       1995           1994                1993            1992             1991
                                                   ------------------------------------------------------------------------------
                                                                                 (Thousands of dollars)
Balance at beginning of period                     $   82,936       $   88,482        $   78,713       $   86,909         $93,267
Loans charged-off:
  Commercial, financial and agricultural               (1,533)          (9,280)           (5,498)         (21,331)        (57,278)
  Real estate construction                             (1,114)            (369)             (453)          (5,520)         (6,126)
  Commercial mortgage                                    (848)          (3,152)           (6,609)         (10,887)        (11,096)
  1-4 Family residential mortgage                      (1,903)          (5,445)           (6,849)          (5,276)         (7,057)
  Consumer                                             (7,391)         (18,212)           (6,425)          (7,900)         (8,903)
  Lease financing                                          (8)             (54)             (656)            (511)           (422)
  Other                                                     -                -                 -             (267)              -
                                                   ------------------------------------------------------------------------------
Total loans charged-off                               (12,797)         (36,512)          (26,490)         (51,692)        (90,882)
                                                   ------------------------------------------------------------------------------
Recoveries on loans previously charged-off:
  Commercial, financial and agricultural                1,465            5,178             2,732            4,500           1,398
  Real estate construction                                142            2,215               135              134             397
  Commercial mortgage                                   1,579            1,967             1,237              519             507
  1-4 Family residential mortgage                       1,354            3,210             1,900            1,043             566
  Consumer                                              5,114            8,034             3,993            4,283           3,858
  Lease financing                                          39              269               438              504              47
                                                   ------------------------------------------------------------------------------
Total loan recoveries                                   9,693           20,873            10,435           10,983           6,773
                                                   ------------------------------------------------------------------------------
Net loans charged-off                                  (3,104)         (15,639)          (16,055)         (40,709)        (84,109)
Net increase as a result of business combinations           -            2,496             5,431                -               -
Provision for loan losses charged to expense                -            7,597            20,393           32,513          77,751
                                                   ------------------------------------------------------------------------------
Balance at end of period                           $   79,832       $   82,936        $   88,482       $   78,713      $   86,909
                                                   ==============================================================================

Total net loans at end of period                   $4,094,830       $3,933,283        $3,473,523       $2,939,574      $3,062,813

Average loans outstanding during the period         4,048,374        3,654,236         3,013,021        3,004,525       3,335,177

Allowance for loan losses to loans
  outstanding at end of period                           1.95 %           2.11 %            2.55 %           2.68 %          2.84 %

Net loan charge-offs to average loans
  outstanding during the period (annualized)             0.15             0.43              0.53             1.35            2.52

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE
TABLE 4

                                                                                          December 31,
                                                         June 30,     --------------------------------------------------
                                                          1995         1994           1993           1992        1991
                                                         ---------------------------------------------------------------
                                                                                (Thousands of dollars)
Non-accrual loans                                        $20,176      $22,266           $36,880     $78,343     $160,271
Renegotiated or restructured loans                             -            -             1,235       8,979        7,721
Other real estate owned                                    2,827        3,678             4,985      22,988       50,027
Other non-performing assets                                    -            -             2,417       2,646        3,646
                                                         -------      -------           -------    --------     --------
Total non-performing assets                              $23,003      $25,944           $45,517    $112,956     $221,665
                                                         =======      =======           =======    ========     ========

Loans 90 days or more past due
 on accrual status                                          $658       $1,428            $1,846      $5,420      $13,159

Potential problem loans                                   95,835      124,656           141,230     241,505      430,239

Non-performing assets to total
 loans, other real estate owned
 and other non-performing assets                            0.56 %       0.66 %            1.31 %      3.81 %       7.11 %


Non performing assets and loans 90 days or more
 past due on accrual status to total loans, other
 real estate owned and other non-performing assets          0.58         0.69              1.36        4.00         7.54

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Income Taxes

Income tax expense was $14.4 million for the six months ended June 30, 1995, or
27.9 percent of pre-tax income, compared to $9.1 million, or 17.8 percent of pre-tax income, for the same period in 1994. Income tax expense was $9.6 million, or 30.5 percent of pre-tax income, for the second quarter of 1995 compared to $4.2 million, or 15.8 percent of pre-tax income, for the second quarter of 1994. The 1994 rate was positively affected by the utilization of the remaining Federal deferred tax valuation allowance established at the beginning of 1993. In addition, the Company reduced the state deferred tax valuation allowance by approximately $3.4 million, of which approximately $870,000 reduced goodwill, during the first six months of 1995 leaving an allowance of $7.7 million at June 30, 1995. Management evaluates the need for the valuation allowances on a quarterly basis.

Asset Quality

Non-performing assets were $23 million at June 30, 1995, $25.9 million at December 31, 1994 and $33.9 million at June 30, 1994. Non-performing assets as a percent of total loans and other real estate owned was 0.56 percent, 0.66 percent and 0.93 percent at June 30, 1995, December 31, 1994 and June 30, 1994, respectively.

Non-performing assets at June 30, 1995, included $20.2 million of non-accrual and renegotiated loans, of which $10.9 million, or 54 percent, were current as to both principal and interest. Non-accrual and renegotiated loans were $22.3 million at December 31, 1994, and $30.3 million at June 30, 1994. Also included in non-performing assets was other real estate owned, totaling $2.8 million at June 30, 1995, $3.7 million at December 31, 1994, and $2.7 million at June 30, 1994.

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

Loans identified by management as potential problem assets (classified and criticized loans) declined from 3.2 percent of total loans at December 31, 1994 to 2.4 percent of total loans at June 30, 1995.

Net loans charged off during the second quarter of 1995 were $2.5 million and for the first six months of 1995 were $3.1 million compared to $2.9 million and $4.8 million during the comparable periods of 1994. Further detail of loan charge- offs and recoveries is presented in Table 3, "Allowance for Loan Losses."

The allowance for loan losses was $79.8 million at June 30, 1995, compared to $82.9 million at December 31, 1994 and $93.2 million at June 30, 1994. The allowance for loan losses as a percent of total loans was 1.95 percent at June 30, 1995, 2.11 percent at December 31, 1994, and 2.56 percent at June 30, 1994. The allowance for loan losses as a percent of non-performing loans was 395.68 percent at June 30, 1995, 373.74 percent at December 31, 1994, and 299.98 percent at June 30, 1994. Table 2, "Allowance for Loan Loss Allocation," presents specific reserves by loan type and the general portion of the Company's total allowance for loan losses. In management's opinion, the allowance for loan losses was adequate at June 30, 1995.


Contingencies

Although no suit has been filed, the Company has been informed of a potential claim for contribution to clean-up costs by a party currently incurring such costs on a Superfund site under federal environmental laws. The Company's subsidiary, Bank South, acts in a fiduciary capacity, serving as trustee of a trust which has an interest in a partnership that previously owned the site.
It is understood that such claim will be asserted against Bank South in both its fiduciary and individual capacities. At this time the Company has only limited information about the possible claim and intends to defend the claim vigorously.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

The Company is not able to determine what effect, if any, such a claim may have on the Company's financial statements.

Shareholders' Equity and Dividends

At June 30, 1995, shareholders' equity was at the highest level in the Company's history at $667.9 million or 9.0 percent of total assets. At June 30, 1995, the Company's Tier 1 capital ratio was 10.69 percent, the total risk-based capital ratio was 12.35 percent and the leverage ratio was 7.54 percent. These ratios are in excess of regulatory requirements, as presented in Table 5 - "Capital Adequacy." In addition, Bank South, the Company's bank subsidiary, was considered "well capitalized" by banking regulators.

In the second quarter of 1995, the Board of Directors approved a plan to repurchase as many as 5.5 million shares of Bank South common stock through the open market and in privately negotiated transactions. The repurchase plan will provide additional shares for the Company's benefit plans and other general corporate purposes. As of June 30, 1995, no shares had been repurchased under this plan.

In the second quarter of 1995, the Company's Board of Directors declared a 14 cent per share quarterly dividend, which was paid on July 3, 1995, up 3 cents per share from the second quarter of 1994 and 1 cent from the fourth quarter of 1994.


Liquidity

Liquidity represents the ability to provide funding for lending and investment activities, as well as to cover deposit withdrawals and pay debt and operating obligations. Maintaining an adequate level of liquidity is an important component of the Company's balance sheet management objectives.

At June 30, 1995, the Company's balance sheet continued to be liquid. The Company's core deposits, which are typically the most stable funds, were 113 percent of loans at June 30, 1995. In addition, the Company's access to debt markets improved during 1995 and 1994 due to upgrades in debt ratings, continued improvements in asset quality, an increased level of capital, and increased profitability.


CAPITAL ADEQUACY
TABLE 5

                                                               June 30, 1995                 December 31, 1994
                                                           Amount       Percent             Amount       Percent
                                                          ---------------------            ---------------------
                                                                           (Thousands of dollars)
   TIER 1 CAPITAL:
     Actual                                               $565,314       10.69%            $524,547       11.00%
     Minimum required                                      211,586        4.00              190,700        4.00
                                                          ---------------------            ---------------------
     Excess                                               $353,728        6.69%            $333,847        7.00%
                                                          =====================            =====================
   TOTAL RISK-BASED CAPITAL:
     Actual                                               $653,169       12.35%            $605,701       12.70%
     Minimum required                                      423,171        8.00              381,400        8.00
                                                          ---------------------            ---------------------
     Excess                                               $229,998        4.35%            $224,301        4.70%
                                                          =====================            =====================
   TIER 1 CAPITAL LEVERAGE RATIO:
     Actual                                               $565,314        7.54%            $524,547        8.10%
     Minimum required *                                    224,442        3.00              194,170        3.00
                                                          ---------------------            ---------------------
     Excess                                               $340,872        4.54%            $330,377        5.10%
                                                          =====================            =====================


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

The model measures net interest income, t.e., at risk as the difference between net interest income under rising and falling rate environments and net interest income, t.e., in an unchanged rate environment. The Company's policy is to actively manage the balance sheet so that net interest income simulated over a 12 month period under 100, 200 and 300 basis point changes in rates does not vary adversely from net interest income produced in an unchanged rate environment by more than 2 percent, 5 percent and 8 percent, respectively. At June 30, 1995, net interest income over 12 months from a 100, 200 and 300 basis point increase in interest rates would have decreased .8 percent, 3.5 percent and 6.3 percent, respectively. A measure of longer-term interest rate risk is the market value of portfolio equity, which is the present value of asset cash flows less the present value of liability cash flows, adjusted for off-balance sheet activity. The sensitivity of the market value of portfolio equity to changes in interest rates is measured in comparison to established policy guidelines. At June 30, 1995, the Company was in compliance with its market value of portfolio equity policies.

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

Interest rate swap and cap agreements are used to modify the repricing characteristics of interest-earning assets and interest-bearing liabilities. These agreements generally involve the receipt of fixed-rate interest payments in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying notional amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense or interest income related to the underlying hedged item. The related amount payable to, or receivable from, counterparties is included in other liabilities or assets. The fair value changes in the interest rate swap and cap agreements are recognized in accordance with the accounting for the underlying hedged item.

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

The notional balance for interest rate swaps and caps/floors at June 30, 1995, was $2.7 billion and $2.3 billion, respectively. At December 31, 1994, the Company had $2.1 billion in interest rate swaps and $1.5 billion in interest rate caps/floors. The net unrealized market value loss on total off-balance sheet derivative financial instruments at June 30, 1995, was approximately $37.6 million, or .76 percent of the total notional balance for total off-balance sheet derivative financial instruments compared to a $90.4 million, or 2.4 percent, net unrealized market value loss on total off-balance sheet derivative financial instruments at December 31, 1994. The Company terminated $102.7 million in interest rate caps during the second quarter of 1995 resulting in a $1.4 million loss. The termination of the interest rate caps was due to the sale of the underlying assets which resulted in a $1.7 million gain. The Company has $2.3 billion of interest rate swaps whose average lives extend when interest rates rise as a means of constructing more effective hedges.

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


PART II. OTHER INFORMATION

Item 1.        Legal Proceedings - Not Applicable

Item 2.        Changes in Securities - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders -
The Annual Meeting of Shareholders of the Company was held on April 20, 1995, at which the following matters were brought before and voted upon by the shareholders.

1. The election of the following to the Board of Directors to serve for a term of one year:

           Name                                               For                            Withheld
---------------------------                               ----------                         --------
Ray C. Anderson                                           47,169,898                          425,650
Kenneth W. Cannestra                                      47,284,973                          310,575
John S. Carr                                              47,060,189                          535,359
Patrick L. Flinn                                          47,154,412                          441,136
Sidney E., Jennette, Jr.                                  47,085,537                          510,011
Lynn H. Johnston                                          47,217,945                          377,603
William M. McClatchey, M.D.                               47,298,121                          297,427
John E., McKinley, III                                    47,170,721                          424,827
Julia W. Morgan                                           47,298,095                          297,453
Barry Phillips                                            47,032,864                          562,684
Ben G. Porter                                             47,301,682                          293,866
John W. Robinson, Jr.                                     47,295,799                          299,749
Felker W. Ward, Jr.                                       47,214,395                          381,153
Virgil R. Williams                                        47,239,912                          355,636


There were 396,429 broker non-votes with respect to the election of directors.


Item 4.        Submission of Matters to a Vote of Security Holders -(continued)

2.   A proposal to amend the 1993 Equity Incentive Plan:

         For                       Against                  Abstain
     ----------                   ---------                 -------
     44,317,995                   1,543,875                 906,021


There were 1,224,084 broker non-votes with respect to this proposal.


Item 5.        Other Information - None

Item 6.        Exhibits and Reports on Form 8-K

               a.    The exhibits filed as part of this Report are as follows:


                  Exhibit
                  Number                    Description
                  ------  ------------------------------------------------
                   4(a) Amended and restated Articles of Incorporation, (included as Exhibit 4(a) to the Registrant's Form S-8 No. 33-57791, previously filed with the Commission and incorporated herein by reference).

                   4(b)   Amended and restated By-laws, (included as
                          Exhibit 4(b) to the Registrant's Form S-8 No. 33-57791, previously filed with the Commission and incorporated herein by reference.)

                   4(c)   Bank South Corporation Rights Agreement
                          (included as Exhibit 1 to the Form 8 Amendment to the Form 8-A filed with the Commission on April 8, 1988 (File No. 0-4554) and incorporated herein by reference).

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

                  10(f) 1993 Equity Incentive Plan as amended April 20, 1995, (included as Exhibit 10(f) to the
                          Registrant's Form 10-Q for the quarter ended
                          March 31, 1995, previously filed with the Commission and incorporated herein by reference.)

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

                    11    Statement Re Computation of Per Share Earnings.

                    23    Consent of Independent Auditors - Ernst & Young, LLP

                    27    Financial Data Schedule (for SEC use only)


 b.      Reports on Form 8-K filed during the quarter ended June 30, 1995 - None

                   BANK SOUTH CORPORATION AND SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Date: August 14, 1995
                                          ------------------------------------





                                          BANK SOUTH CORPORATION
                                          ------------------------------------
                                          Registrant




                                    By:   /s/ Ralph E. Hutchins, Jr
                                          ------------------------------------
                                          Ralph E. Hutchins, Jr.
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                    BANK SOUTH CORPORATION AND SUBSIDIARIES


                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------          -----------------------------------------------------

11               Statement Re Computation of Per Share Earnings

23               Consent of Independent Auditors

27               Financial Data Schedules (for SEC use only)