Form 10-Q
period 1995-09-30
BANK SOUTH CORP
filed 1995-11-14
CIK 39394

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1995
                               ---------------------------------------------

                                     OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  --------------------------

Commission file number                          0-4554
                       ------------------------------------------------------

                             Bank South Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Georgia                                               58-1048216
-----------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

55 Marietta Street, Atlanta, Georgia                           30303
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (404) 529-4111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
  ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:  Common Stock,               Shares Outstanding at October 31, 1995:
-----                               --------------------------------------
          $5 par value              58,785,845 shares


                       Exhibit Index located on page 16.

                             BANK SOUTH CORPORATION
                                     INDEX




                                                                                                          Page No.
                                                                                                          --------
PART I           FINANCIAL INFORMATION

 Item 1.         Consolidated Financial Statements

                 Consolidated Balance Sheets
                 at September 30, 1995 and December 31, 1994                                                  1

                 Consolidated Statements of Income
                 for the Three Months and Nine Months Ended
                 September 30, 1995 and 1994                                                                  2

                 Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30, 1995 and 1994                                        3

                 Notes to Consolidated Financial Statements                                                   4


 Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                                   5



PART II          OTHER INFORMATION

 Item 1.         Legal Proceedings                                                                           13

 Item 2.         Changes in Securities                                                                       13

 Item 3.         Defaults Upon Senior Securities                                                             13

 Item 4.         Submission of Matters to a Vote of Security Holders                                         13

 Item 5.         Other Information                                                                           13

 Item 6.         Exhibits and Reports on Form 8-K                                                            13

              BANK SOUTH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)

                                                                      September 30,              December 31,
                                                                         1995                       1994
                                                                      ------------               ------------
   ASSETS                                                            (Thousands of dollars, except share data)
   Cash and due from banks:
      Interest-bearing deposits                                        $    26,495            $      64,048
      Non-interest bearing deposits and cash                               471,606                  359,473
                                                                       -----------            -------------
   Total cash and due from banks                                           498,101                  423,521
   Federal funds sold and securities purchased
      under agreements to resell                                             7,625                   50,649
   Trading account securities                                                3,200                   75,431
   Investment securities available for sale                                872,873                  495,175
   Investment securities held to maturity (fair value $1,756,211
      at September 30, 1995 and $1,875,006 at December 31, 1994)         1,750,565                1,945,856
   Loans                                                                 4,190,859                3,954,490
   Less:  Unearned income                                                   13,827                   21,207
          Allowance for loan losses                                         77,978                   82,936
                                                                       -----------            -------------
   Net loans                                                             4,099,054                3,850,347
                                                                       -----------            -------------
   Premises and equipment, net                                             116,257                  113,557
   Customers' acceptance liability                                             517                      770
   Other real estate owned, net                                              2,442                    3,678
   Other assets                                                            303,195                  287,026
                                                                       -----------            -------------
   TOTAL ASSETS                                                        $ 7,653,829            $   7,246,010
                                                                       ===========            =============

   LIABILITIES
   Non-interest bearing demand deposits                                $ 1,185,951            $   1,203,258
   Interest-bearing deposits:
      NOW accounts                                                         785,443                  785,795
      Money market accounts                                                518,747                  602,429
      Savings accounts                                                     447,491                  484,913
      Certificates of deposit $100,000 or more                             377,966                  364,584
      Other time deposits                                                1,669,805                1,591,780
                                                                       -----------            -------------
   Total interest-bearing deposits                                       3,799,452                3,829,501
                                                                       -----------            -------------
   Total deposits                                                        4,985,403                5,032,759
   Short-term borrowings:
      Federal funds purchased and securities
         sold under agreements to repurchase                             1,097,025                  944,153
      Commercial paper                                                      58,595                   49,773
      Other short-term borrowings                                          475,000                  375,998
                                                                       -----------            -------------
   Total short-term borrowings                                           1,630,620                1,369,924
   Bank acceptances outstanding                                                517                      770
   Long-term debt                                                          188,528                   89,413
   Other liabilities                                                       173,096                  118,912
                                                                       -----------            -------------
   TOTAL LIABILITIES                                                     6,978,164                6,611,778
                                                                       -----------            -------------

   SHAREHOLDERS' EQUITY                     1995             1994
   Preferred stock:                     ----------------------------
     Par value                         $         25    $          25
     Shares authorized                    5,000,000        5,000,000
     Shares issued and outstanding                -                -
   Common stock:
     Par value                         $          5    $           5
     Shares authorized                  100,000,000      100,000,000
     Shares issued                       58,926,527       58,264,227       294,633                  291,321
   Capital surplus                                                         188,758                  183,854
   Retained earnings                                                       200,133                  167,582
   Unrealized loss on investment securities
     available for sale, net of tax                                         (3,460)                  (8,525)
   Treasury stock (155,702 shares at September 30, 1995,
      and none at December 31, 1994; at cost)                               (4,399)                       -
                                                                       -----------            -------------
   TOTAL SHAREHOLDERS' EQUITY                                              675,665                  634,232
                                                                       -----------            -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 7,653,829            $   7,246,010
                                                                       ===========            =============

   See notes to consolidated financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                                 1995             1994                   1995           1994
                                                             -----------     -----------              ----------     -----------
  INTEREST INCOME                                       (In thousands, except per share data)  (In thousands, except per share data)
  Interest and fees on loans:
    Taxable                                                  $    89,771     $    76,929              $  260,674     $   225,631
    Tax-exempt                                                     1,191             997                   3,520           2,607
                                                             -----------     -----------              ----------     -----------
  Total interest and fees on loans                                90,962          77,926                 264,194         228,238

  Interest and dividends on investment securities
    held to maturity
    Taxable                                                       19,446          15,226                  59,930          31,633
    Tax-exempt                                                     7,925           6,168                  23,703          15,029
                                                             -----------     -----------              ----------     -----------
  Total interest and dividends on investment
    securities held to maturity                                   27,371          21,394                  83,633          46,662

  Interest and dividends on investment securities
    available for sale (taxable)                                  13,958           7,431                  38,691          28,911

  Trading account securities                                          30           2,254                     991           5,263
  Federal funds sold and securities purchased
    under agreements to resell                                       575             880                   4,307           3,450
  Interest-bearing deposits                                          386             337                   1,290             913
  Other short-term investments                                        31           1,466                   1,109           2,377
                                                             -----------     -----------              ----------     -----------
  Total interest income                                          133,313         111,688                 394,215         315,814
                                                             -----------     -----------              ----------     -----------
  INTEREST EXPENSE
  Interest on deposits:
    NOW accounts                                                   5,457           4,837                  16,456          14,883
    Money market accounts                                          4,638           4,518                  14,273          12,351
    Savings accounts                                               2,616           3,028                   8,180           9,528
    Certificates of deposit $100,000 or more                       6,086           3,603                  17,708           8,488
    Other time deposits                                           25,012          17,596                  70,744          48,503
                                                             -----------     -----------              ----------     -----------
  Total interest on deposits                                      43,809          33,582                 127,361          93,753
  Interest on short-term borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase                         13,069           7,695                  41,618          18,203
    Other short-term borrowings                                   10,174           5,334                  31,781           7,947
                                                             -----------     -----------              ----------     -----------
  Total interest on short-term borrowings                         23,243          13,029                  73,399          26,150
  Interest on long-term debt                                       3,075           1,310                   6,462           4,488
                                                             -----------     -----------              ----------     -----------
  Total interest expense                                          70,127          47,921                 207,222         124,391
                                                             -----------     -----------              ----------     -----------
  NET INTEREST INCOME                                             63,186          63,767                 186,993         191,423
  Less:  Provision for loan losses                                     -             300                       -           7,297
                                                             -----------     -----------              ----------     -----------
  Net interest income after provision for
    loan losses                                                   63,186          63,467                 186,993         184,126
                                                             -----------     -----------              ----------     -----------
  NON-INTEREST INCOME
  Trust income                                                     2,605           2,576                   7,814           7,486
  Service charges and fees on deposit accounts                    19,059          16,991                  55,079          47,979
  Electronic banking                                               5,698           4,659                  15,995          12,656
  Mortgage banking activities                                        960           1,026                   3,054           3,014
  Other service charges and fees                                   4,030           2,496                  10,885           8,032
  Institutional investment activities                              2,655             578                   7,470           2,733
  Retail investment activities                                       548             362                   1,449           1,234
  Securities gains (losses)                                          532            (162)                  2,706           1,689
  Other income                                                       508           1,853                   3,310           5,432
                                                             -----------     -----------              ----------     -----------
  Total non-interest income                                       36,595          30,379                 107,762          90,255
                                                             -----------     -----------              ----------     -----------

  NON-INTEREST EXPENSE
  Salaries and employee benefits                                  34,141          35,036                 104,024          97,557
  Occupancy                                                        5,418           4,965                  14,840          14,792
  Equipment                                                        4,503           4,063                  12,797          12,088
  Other real estate owned                                             49            (103)                   (889)            256
  Other expense                                                   28,244          25,819                  84,851          74,608
                                                             -----------     -----------              ----------     -----------
  Total non-interest expense                                      72,355          69,780                 215,623         199,301
                                                             -----------     -----------              ----------     -----------
  Income before income taxes                                      27,426          24,066                  79,132          75,080
  Income tax expense                                               6,349           2,335                  20,777          11,396
                                                             -----------     -----------              ----------     -----------
  NET INCOME                                                 $    21,077     $    21,731              $   58,355     $    63,684
                                                             ===========     ===========              ==========     ===========

  Earnings per common share                                  $      0.35     $      0.37              $     0.98     $      1.10
  Cash dividends declared per share                                 0.14            0.13                    0.42            0.35
  Weighted average common shares and common
    share equivalents outstanding                                 59,657          58,765                  59,382          57,670

  See notes to consolidated financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            1995                     1994
                                                                                        --------------           -------------
                                                                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $       58,355           $      63,684

   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
    Provision for loan losses                                                                        -                   7,297
    Provision for losses on other real estate owned                                                713                     787
    Depreciation and amortization expense -  premises and equipment                              9,384                   8,517
    Amortization expense - intangible and other assets                                           8,481                   8,596
    Deferred income tax expense                                                                   (692)                 (2,266)
    Net amortization of investment securities premiums and discounts                             1,829                   3,527
    Securities gains                                                                            (2,706)                 (1,689)
    Net unrealized valuation losses (gains) on trading account securities                          425                    (690)
    Net realized loss (gain) on sales of other assets                                            2,031                  (1,003)
    Net decrease (increase) in trading account securities                                       71,806                 (96,349)
    Net (increase) decrease in mortgage loans held for resale                                  (57,818)                 27,565
    Net increase in other assets                                                               (26,721)                (50,193)
    Net increase (decrease) in interest payable                                                 26,356                  (1,124)
    Net increase (decrease) in other liabilities                                                28,267                 (14,253)
                                                                                        --------------           -------------
     Total adjustments                                                                          61,355                (111,278)
                                                                                        --------------           -------------

     Net cash provided by (used in) operating activities                                       119,710                 (47,594)
                                                                                        --------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in federal funds sold and securities purchased
      under agreements to resell                                                                43,024                  11,042
    Purchases of investment securities held to maturity                                        (23,343)             (1,223,336)
    Purchases of investment securities available for sale                                   (4,057,058)             (2,364,094)
    Proceeds from sales of investment securities available for sale                          3,546,446               2,806,244
    Proceeds from calls, maturities and redemptions of investment
     securities held to maturity                                                               211,382                 133,177
    Proceeds from calls, maturities and redemptions of investment securities
      available for sale                                                                       148,432                 172,552
    Net increase in loans                                                                     (211,260)               (191,504)
    Purchases of premises and equipment                                                        (16,769)                (15,645)
    Proceeds from sales of premises and equipment                                                4,496                   6,707
    Proceeds from sales of other real estate owned                                               5,414                   8,340
    Proceeds from recoveries on loans previously charged off                                    13,638                  15,286
    Business combinations, net of cash acquired                                                      -                   7,872
                                                                                        --------------           -------------

     Net cash used in investing activities                                                    (335,598)               (633,359)
                                                                                        --------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                                        (47,356)                162,566
    Net increase  in short-term borrowings                                                     260,696                 529,909
    Repayments of long-term debt                                                                  (885)                 (8,354)
    Proceeds from issuance of long-term debt                                                   100,000                       -
    Proceeds from employee and director stock purchases                                         11,382                   9,899
    Cash dividends paid                                                                        (24,672)                (19,855)
    Proceeds from dividend reinvestment plan                                                       963
    Purchase of treasury stock                                                                  (8,528)
    Other, net                                                                                  (1,132)                  1,090
                                                                                        --------------           -------------

     Net cash provided by financing activities                                                 290,468                 675,255
                                                                                        --------------           -------------

Net increase (decrease) in cash and due from banks                                              74,580                  (5,698)
Cash and due from banks at beginning of period                                                 423,521                 401,148
                                                                                        --------------           -------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                                $      498,101           $     395,450
                                                                                        ==============           =============

SUPPLEMENTARY INFORMATION:
Income taxes paid                                                                       $       13,261           $      28,612
Income tax refunds received                                                                      6,909                     974
Interest paid                                                                                  180,866                 124,571
Non-cash transactions:
Loans transferred to other real estate owned                                                     6,733                   7,248
Loans to facilitate the sale of other real estate owned                                              -                     315

See notes to consolidated financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The financial statements in this report have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. These statements should be read in conjunction with the 1994 Annual Report on Form 10-K for Bank South Corporation (the "Registrant" or "Company"). Results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results of operations for the year ending December 31, 1995, or any interim periods. Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Business Combinations

On February 17, 1995, the Registrant acquired Gwinnett Bancshares, Inc. ("Gwinnett"), parent company of Gwinnett Federal Bank, FSB. As a result of the Gwinnett merger, each share of Gwinnett common stock issued and outstanding immediately prior to the effective time of the Gwinnett merger was converted into the right to receive 1.75 shares of the common stock of the Registrant. The Registrant issued an aggregate 3,681,402 shares of the Registrant's common stock to holders of Gwinnett common stock. As of December 31, 1994, Gwinnett had total assets of approximately $319.1 million and total shareholders' equity of approximately $33.2 million. For the year ended December 31, 1994, Gwinnett reported a net loss of approximately $1.4 million. The acquisition was accounted for using the pooling-of-interests accounting method. Accordingly, prior periods have been restated.

On September 5, 1995, the Company announced a definitive agreement to merge with NationsBank Corporation. Each share of the Registrant's common stock will be exchanged for 0.44 shares of NationsBank Corporation common stock. The merger is expected to close in January 1996, subject to shareholder and regulatory approval, and is expected to be accounted for using the pooling-of-interests accounting method.

Note 3 - Contingencies

Although no suit has been filed, the Company has been informed of a potential claim for contribution to clean-up costs by a party currently incurring such costs on a Superfund site under federal environmental laws. The Company's subsidiary, Bank South, in a fiduciary capacity, serves as trustee of trusts which had an interest in a partnership that previously owned and operated a plant at the site. It is understood that such claim will be asserted against Bank South in both its fiduciary and individual capacities. The Company intends to defend the claim vigorously. The Company is not able to determine what effect, if any, the claim may have on the Company's financial statements.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company reported net income of $58.4 million, or $0.98 per share, for the first nine months of 1995 compared to $63.7 million, or $1.10 per share, for the same period in 1994. Net income for the third quarter of 1995 was $21.1 million, or $0.35 per share, compared to $21.7 million, or $0.37 per share for the third quarter of 1994. Contributing to the decrease in earnings in 1995 over 1994, among other factors, was a lower tax rate related to the reduction of the federal valuation allowance under FAS 109 in 1994 and an increase in non-interest expense due to NationsBank merger related expenses. These increases were partially offset by a decrease in the provision for loan losses in the first nine months of 1995 compared to the same period of 1994.

On September 5, 1995, the Company announced a definitive agreement to merge with NationsBank Corporation. Each share of the Registrant's common stock will be exchanged for 0.44 shares of NationsBank Corporation common stock. The merger is expected to close in January 1996, subject to shareholder and regulatory approval, and is expected to be accounted for using the pooling-of-interests accounting method.

Net Interest Income

Net interest income, on a taxable equivalent basis (t.e.), was $204.3 million for the nine months ended September 30, 1995, 1.6 percent higher than the $201.1 million for the same period in 1994. Net interest income in the third quarter of 1995 increased 1.9 percent over the third quarter of 1994, to $69.0 million from $67.7 million. The increase in net interest income resulted primarily from increased consumer and commercial loan volumes. The net interest margin, t.e., was 4.03 percent in the third quarter of 1995 compared to 4.42 percent in the third quarter of 1994. The margin for the first nine months of 1995 was 3.99 percent compared to 4.69 percent for the first nine months of 1994. The decline in the margin is primarily attributable to the addition of investments at relatively narrow spreads and a higher cost of funds.

Total average earning assets were $6.8 billion during the first nine months of 1995, an increase of $1.1 billion, or 19.3 percent, over the same period in 1994. Total average loans were $4.1 billion for the first nine months of 1995, an increase of 13.9 percent over the $3.6 billion of average loans for the first nine months of 1994. Comprising approximately 76 percent of the loan increase, commercial and installment loans increased $363.9 million, or 12.3 percent, over 1994. The remaining increase in average loans was due to mortgage loans which increased $100.6 million, or 27.4 percent, over 1994.

Investment securities held to maturity and investment securities available for sale averaged $2.6 billion in the first nine months of 1995, an increase of $802.2 million, or 44.2 percent, over the same period of 1994. Average total investments as a percentage of earning assets increased to 40.6 percent in the first nine months of 1995, compared to 37.4 percent for the same period in 1994. These additional investment securities were added to better utilize capital.

Average transaction account deposit balances, including demand, savings and NOW accounts, decreased $111.5 million, or 3.7%, in the first nine months of 1995 compared to the same period in 1994. Consumer and other time deposits averaged $1.4 billion in the first nine months of 1995, an increase of $217.4 million, or 18.9 percent, over the same period in 1994. Total average deposits increased 6.2 percent to $5.04 billion for the first nine months of 1995 and average short-term borrowings increased $749.0 million in the first nine months of 1995 over 1994 to fund the addition of investment securities.

Provision for Loan Losses

During the first nine months of 1995, no provision for loan losses was recognized due to the continued improvement in asset quality, lower than expected credit losses, and higher than expected recoveries. During the same period in 1994, the provision for loan losses was $7.3 million with $300,000 recorded in the third quarter of 1994. See "Asset Quality" for further discussion of the Allowance for Loan Losses.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



COMPOSITION OF LOAN PORTFOLIO
TABLE 1
                                                                               December 31,
                             September 30,    ------------------------------------------------------------------------------
                                1995                1994                  1993               1992                1991
                          -----------------   -----------------    -----------------   -----------------   -----------------
                          Amount    Percent   Amount    Percent    Amount   Percent    Amount    Percent   Amount    Percent
                          -----------------   -----------------    -----------------   -----------------   -----------------
                                                                 (Thousands of dollars)
Commercial, financial
  and agricultural        $1,075,364     26%  $1,048,187     27%   $  894,774     25%  $  902,228     31%  $1,032,436     34%
Real estate construction     235,347      6      218,985      6       137,741      4       86,709      3      314,016     10
Commercial mortgage          592,043     14      598,376     15       579,652     17      665,126     23      513,807     17
1-4 Family residential
  mortgage                   759,951     18      672,515     17       574,548     16      521,489     18      546,153     18
Consumer                   1,493,096     35    1,384,573     34     1,306,783     37      755,184     25      643,186     20
Lease financing               35,058      1       31,854      1        15,517      1       13,956      -       21,721      1
                          -----------------   -----------------    -----------------   -----------------   -----------------
   Total loans            $4,190,859    100%  $3,954,490    100%   $3,509,015    100%  $2,944,692    100%  $3,071,319    100%
                          =================   =================    =================   =================   =================

Note: During 1992 loans were reclassified between real estate construction and commercial mortgages.





ALLOWANCE FOR LOAN LOSS ALLOCATION
TABLE 2                                                         September 30, 1995  December 31, 1994
                                                                 Amount   Percent    Amount  Percent
                                                               --------------------------------------
                                                                        (Thousands of dollars)
Allowance for loan loss balance applicable to:
  Commercial, financial and
   agricultural                                                $   7,302      9%   $    9,057     11%
  Real estate construction                                         1,480      2         1,608      2
  Commercial mortgage                                              5,979      8         6,470      8
  1-4 Family residential mortgage                                  4,673      6         4,047      5
  Consumer                                                        12,101     16        12,112     14
  Lease financing                                                    125      -           111      -
  Unallocated                                                     46,318     59        49,531     60
                                                               -------------------------------------
     Total                                                     $  77,978    100%   $   82,936    100%
                                                               =====================================

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


ALLOWANCE FOR LOAN LOSSES                             Nine
TABLE 3                                           Months Ended                         Year Ended December 31,
                                                  September 30,    ------------------------------------------------------------
                                                      1995            1994              1993             1992           1991
                                                  -----------------------------------------------------------------------------
                                                                               (Thousands of dollars)
Balance at beginning of period                    $   82,936       $   88,482       $   78,713        $   86,909     $   93,267
Loans charged-off:
  Commercial, financial and agricultural              (2,014)          (9,280)          (5,498)          (21,331)       (57,278)
  Real estate construction                            (1,215)            (369)            (453)           (5,520)        (6,126)
  Commercial mortgage                                   (944)          (3,152)          (6,609)          (10,887)       (11,096)
  1-4 Family residential mortgage                     (2,779)          (5,445)          (6,849)           (5,276)        (7,057)
  Consumer                                           (11,636)         (18,212)          (6,425)           (7,900)        (8,903)
  Lease financing                                         (8)             (54)            (656)             (511)          (422)
  Other                                                    -                -                -              (267)             -
                                                  -----------------------------------------------------------------------------
Total loans charged-off                              (18,596)         (36,512)         (26,490)          (51,692)       (90,882)
                                                  -----------------------------------------------------------------------------
Recoveries on loans previously charged-off:
  Commercial, financial and agricultural               1,810            5,178            2,732             4,500          1,398
  Real estate construction                               178            2,215              135               134            397
  Commercial mortgage                                  1,764            1,967            1,237               519            507
  1-4 Family residential mortgage                      2,567            3,210            1,900             1,043            566
  Consumer                                             7,280            8,034            3,993             4,283          3,858
  Lease financing                                         39              269              438               504             47
                                                  -----------------------------------------------------------------------------
Total loan recoveries                                 13,638           20,873           10,435            10,983          6,773
                                                  -----------------------------------------------------------------------------
Net loans charged-off                                 (4,958)         (15,639)         (16,055)          (40,709)       (84,109)
Net increase as a result of business combinations          -            2,496            5,431                 -              -
Provision for loan losses charged to expense               -            7,597           20,393            32,513         77,751
                                                  -----------------------------------------------------------------------------
Balance at end of period                          $   77,978       $   82,936       $   88,482        $   78,713     $   86,909
                                                  =============================================================================

Total net loans at end of period                  $4,177,032       $3,933,283       $3,473,523        $2,939,574     $3,062,813

Average loans outstanding during the period        4,069,158        3,654,236        3,013,021         3,004,525      3,335,177

Allowance for loan losses to loans
  outstanding at end of period                          1.87%            2.11%            2.55%             2.68%          2.84%

Net loan charge-offs to average loans
  outstanding during the period (annualized)            0.16             0.43             0.53              1.35           2.52

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)




NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE
TABLE 4
                                                                                       December 31,
                                                      September 30,  -----------------------------------------------
                                                         1995          1994          1993         1992        1991
                                                        ------------------------------------------------------------
                                                                           (Thousands of dollars)
Non-accrual loans                                       $16,112      $ 23,562      $ 36,880     $ 78,343    $160,271
Renegotiated or restructured loans                            -           210         1,235        8,979       7,721
Other real estate owned                                   2,442         4,646         4,985       22,988      50,027
Other non-performing assets                                   -             0         2,417        2,646       3,646
                                                        -------      --------      --------     --------    --------
Total non-performing assets                             $18,554      $ 28,418      $ 45,517     $112,956    $221,665
                                                        =======      ========      ========     ========    ========

Loans 90 days or more past due
 on accrual status                                      $   280      $  2,197      $  1,846     $  5,420    $ 13,159

Potential problem loans                                  90,220       124,656       141,230      241,505     430,239

Non-performing assets to total
 loans, other real estate owned
 and other non-performing assets                           0.44%         0.72%         1.31%        3.81%       7.11%

Non performing assets and loans 90 days or more
 past due on accrual status to total loans, other
 real estate owned and other non-performing assets         0.45          0.78          1.36         4.00        7.54

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Non-Interest Income

For the nine months ended September 30, 1995, non-interest income was $107.8 million, an increase of $17.5 million, or 19.4 percent, from the same period in 1994. Non-interest income of $36.6 million in the third quarter of 1995 was $6.2 million, or 20.5 percent, higher than the third quarter of 1994. Included in non-interest income were gains on the sale of investment securities available for sale of $2.7 million in the first nine months of 1995, compared to $1.7 million for the first nine months of 1994. Gains on the sale of investment securities available for sale were $532,000 in the third quarter of 1995, compared to a loss of $162,000 in the third quarter of 1994. Excluding these securities gains, non-interest income increased $16.5 million, or 18.6 percent, in the first nine months of 1995 over 1994 and $5.5 million, or 18.1 percent, in the third quarter of 1995 versus 1994.

In the first nine months of 1995, total service charges and fees, the largest component of non-interest income, totaled $85.0 million, an increase of $13.3 million, or 18.6 percent, compared to the same period in 1994. Total service charges and fees totaled $29.7 million in the third quarter of 1995, an increase of $4.5 million, or 18.2%, over the third quarter of 1994. The increase in service charge income was primarily due to an increase in fees on all deposit products, ATM, and debit card transactions.

Non-Interest Expense

Non-interest expense totaled $215.6 million for the nine months ended September 30, 1995, an increase of $16.3 million, or 8.2 percent, from the same period of 1994. Personnel costs increased $6.5 million or 6.6 percent over the same period in 1994 due to additional locations and expanded banking hours. Acquisition expenses increased $4.5 million and other general and administrative expenses increased $4.6 million for the first nine months of 1995 compared to the same period in 1994, due to acquisitions and the NationsBank merger, costs associated with expansion into mutual funds and teleservices, and insurance premium tax. Non-interest expense totaled $72.4 million in the third quarter of 1995, an increase of $2.6 million, or 3.7 percent, over the third quarter of 1994. The primary driver of the increase was $4.2 million in expenses related to the pending merger with NationsBank. Excluding merger related expenses, non-interest expense declined $1.6 million due to a decrease in both FDIC insurance expense and salaries and wage expense.

Income Taxes

Income tax expense was $20.8 million for the nine months ended September 30, 1995, or 26.3 percent of pre-tax income, compared to $11.4 million, or 15.2 percent of pre-tax income, for the same period in 1994. Income tax expense was $6.3 million, or 23.2 percent of pre-tax income, for the third quarter of 1995 compared to $2.3 million, or 9.7 percent of pre-tax income, for the third quarter of 1994. The 1994 rate was positively affected by the utilization of $12.3 million and $3.1 million of the remaining Federal deferred tax valuation allowance established at the beginning of 1993 for the nine months ended September 30, 1994, and the third quarter of 1994 respectively. In addition, the Company reduced the state deferred tax valuation allowance by approximately $5.0 million, of which approximately $1,305,000 reduced goodwill, during the first nine months of 1995 leaving an allowance of $6.1 million at September 30, 1995. Management evaluates the need for the valuation allowances on a quarterly basis.

Asset Quality

Non-performing assets were $18.6 million at September 30, 1995, and $28.4 million at December 31, 1994. Non-performing assets as a percent of total loans and other real estate owned was 0.44 percent and 0.72 percent at September 30, 1995, and December 31, 1994, respectively.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Non-performing assets at September 30, 1995, included $16.1 million of non-accrual and renegotiated loans, of which $10.0 million, or 62 percent, were current as to both principal and interest. Non-accrual and renegotiated loans were $23.8 million at December 31, 1994. Also included in non-performing assets was other real estate owned, totaling $2.4 million at September 30, 1995, and $4.6 million at December 31, 1994.

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

Loans identified by management as potential problem assets (classified and criticized loans) declined from 3.2 percent of total loans at December 31, 1994, to 2.2 percent of total loans at September 30, 1995.

Net loans charged off during the third quarter of 1995 were $1.9 million and for the first nine months of 1995 were $5.0 million compared to $4.6 million and $9.4 million during the comparable periods of 1994. Further detail of loan charge-offs and recoveries is presented in Table 3, "Allowance for Loan Losses."

The allowance for loan losses was $78.0 million at September 30, 1995, compared to $82.9 million at December 31, 1994. The allowance for loan losses as a percent of total loans was 1.87 percent at September 30, 1995, and 2.11 percent at December 31, 1994. The allowance for loan losses as a percent of non-performing loans was 484.0 percent at September 30, 1995, and 348.9 percent at December 31, 1994. Table 2, "Allowance for Loan Loss Allocation," presents specific reserves by loan type and the general portion of the Company's total allowance for loan losses. In management's opinion, the allowance for loan losses was adequate at September 30, 1995.

Contingencies

Although no suit has been filed, the Company has been informed of a potential claim for contribution to clear-up costs by a party currently incurring such costs on a Superfund site under federal environmental laws. The Company's subsidiary, Bank South, acts in a fiduciary capacity, serving as trustee of a trust which has an interest in a partnership that previously owned and operated a plant at the site. It is understood that such claim will be asserted against Bank South in both its fiduciary and individual capacities. At this time the Company has information about the possible claim and intends to defend the claim vigorously. The Company is not able to determine what effect, if any, such a claim may have on the Company's financial statements.

Shareholders' Equity and Dividends

At September 30, 1995, shareholders' equity was at the highest level in the Company's history at $675.7 million or 8.8 percent of total assets. At September 30, 1995, the Company's Tier 1 capital ratio was 10.56 percent, the total risk-based capital ratio was 12.22 percent and the leverage ratio was
7.68 percent. These ratios are in excess of regulatory requirements, as presented in Table 5 - "Capital Adequacy." In addition, Bank South, the Company's bank subsidiary, was considered "well capitalized" by banking regulators.

In the second quarter of 1995, the Board of Directors approved a plan to repurchase as many as 5.5 million shares of Bank South common stock through the open market and in privately negotiated transactions in order to provide additional shares for the Company's benefit plans and other general corporate purposes. As of September 30, 1995, 155,702 shares were held as treasury stock under this plan.

                   BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


CAPITAL ADEQUACY
TABLE 5

                                     September 30, 1995              December 31, 1994
                                  Amount          Percent         Amount          Percent
                                  -----------------------         -----------------------
                                                  (Thousands of dollars)
   TIER 1 CAPITAL:
     Actual                       $   578,269       10.56%        $   524,547       11.00%
     Minimum required                 219,016        4.00             190,700        4.00
                                  -----------------------         -----------------------
     Excess                       $   359,253        6.56%        $   333,847        7.00%
                                  =======================         =======================

   TOTAL RISK-BASED CAPITAL:
     Actual                       $   669,149       12.22%        $   605,701       12.70%
     Minimum required                 438,033        8.00             381,400        8.00
                                  -----------------------         -----------------------
     Excess                       $   231,116        4.22%        $   224,301        4.70%
                                  =======================         =======================

   TIER 1 CAPITAL LEVERAGE RATIO:
     Actual                       $   578,269        7.68%        $   524,547        8.10%
     Minimum required *               226,748        3.00             194,170        3.00
                                  -----------------------         -----------------------
     Excess                       $   351,521        4.68%        $   330,377        5.10%
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

                    BANK SOUTH CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


In the third quarter of 1995, the Company's Board of Directors declared a 14 cent per share quarterly dividend, which was paid on October 2, 1995. For the first nine months of 1995, 42 cents per share was declared in dividends compared to 35 cents per share for the same period in the prior year.

Liquidity

Liquidity represents the ability to provide funding for lending and investment activities, as well as to cover deposit withdrawals and pay debt and operating obligations. Maintaining an adequate level of liquidity is an important component of the Company's balance sheet management objectives.

At September 30, 1995, the Company's balance sheet continued to be liquid. The Company's core deposits, which are typically the most stable funds, were 110 percent of loans at September 30, 1995. In addition, the Company's access to debt markets improved during 1995 and 1994 due to upgrades in debt ratings, continued improvements in asset quality, an increased level of capital, and increased profitability.

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

The model measures net interest income, t.e., at risk as the difference between net interest income under rising and falling rate environments and net interest income, t.e., in an unchanged rate environment. The Company's policy is to actively manage the balance sheet so that net interest income simulated over a 12 month period under 100, 200 and 300 basis point changes in rates does not vary adversely from net interest income produced in an unchanged rate environment by more than 2 percent, 5 percent and 8 percent, respectively. At September 30, 1995, net interest income over 12 months from a 100, 200 and 300 basis point increase in interest rates would have decreased .8 percent, 2.4 percent and 4.8 percent, respectively. A measure of longer-term interest rate risk is the market value of portfolio equity, which is the present value of asset cash flows less the present value of liability cash flows, adjusted for off-balance sheet activity. The sensitivity of the market value of portfolio equity to changes in interest rates is measured in comparison to established policy guidelines. At September 30, 1995, the Company was in compliance with its market value of portfolio equity policies.

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

Interest rate swap or cap agreements are stated in terms of a notional amount, which represents a value used to compute the amount of interest to be received or paid under the agreement. The Company's risk of loss relates to the ability of the counterparties to make the interest payments required under the terms of the agreements. Counterparties must meet rigorous credit standards and be approved by the Company's Capital Markets Credit Committee before entering into interest rate swap and cap agreements. Counterparties to the contract must provide collateral sufficient to protect the other party from significant exposure to loss.

The notional balance for interest rate swaps and caps/floors at September 30, 1995, was $2.0 billion and $1.6 billion, respectively. At December 31, 1994, the Company had $2.1 billion in interest rate swaps and $1.5 billion in interest rate caps/floors. The net unrealized market value loss on total off-balance sheet derivative financial instruments at September 30, 1995, was approximately $32.0 million, or .75 percent of the total notional balance for total off-balance sheet derivative financial instruments compared to a $90.4 million, or 2.4 percent, net unrealized market value loss on total off-balance sheet derivative financial instruments at December 31, 1994. The Company terminated $713.9 million in interest rate swaps during the third quarter of 1995 resulting in a $3,000 gain. The termination of the interest rate swaps was due to the sale of the underlying securities.

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

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits and Reports on Form 8-K

               a.    The exhibits filed as part of this Report are as follows:


                 Exhibit
                 Number                          Description
                 ------        ------------------------------------------------------
                  2(a)         Agreement and Plan of Merger by and between Bank South
                               Corporation and NationsBank Corporation, dated as of
                               September 4, 1995, (included as Exhibit 99.1 to the
                               Registrant's Form 8-K dated September 4, 1995, previously
                               filed with the Commission and incorporated herein by
                               reference).


                  3 (a)        Amended and restated Articles of Incorporation, (included as Exhibit 4(a) to the
                               Registrant's Form S-8 No. 33-57791, previously filed with the Commission and incorporated herein by reference).

                  3 (b)        Amended and restated By-laws, (included as Exhibit 4(b) to the Registrant's Form S-8 No.
                               33-57791, previously filed with the Commission and incorporated herein by reference.)

                  4 (a)        Bank South Corporation Rights Agreement (included as Exhibit 1 to the Form 8 Amendment to the Form 8-A filed with the Commission on April 8, 1988, (File No. 0-4554) and incorporated herein by reference).

                  10(a)        Form of Change in Control Agreement with David E. Tatum (included as  Exhibit 10(h) to the
                               Registrant's Form 10-K for the fiscal year ended December 31, 1994, previously filedwith the Commission and incorporated herein by reference).

                  11           Statement Re Computation of Per Share Earnings.

                  27           Financial Data Schedules (for SEC use only)


           b. Reports on Form 8-K filed during the quarter ended September 30, 1995 - Form 8-K, dated September 4, 1995, reporting the entrance by the Registrant into an agreement and Plan of Merger with NationsBank Corporation, pursuant to which the Registrant will be merged with and into NationsBank Corporation.

                    BANK SOUTH CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Date:   November 14, 1995
                                            -----------------------------



                                            BANK SOUTH CORPORATION
                                            -----------------------------
                                            Registrant




                                    By:     /s/ Ralph E. Hutchins, Jr
                                            -----------------------------
                                            Ralph E. Hutchins, Jr.
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                    BANK SOUTH CORPORATION AND SUBSIDIARIES


                               INDEX TO EXHIBITS


            Exhibit
            Number                                    Description                                             Page
            ------              ----------------------------------------------                                ----
              11                Statement Re Computation of Per Share Earnings                                 17

              27                Financial Data Schedules (for SEC use only)                                    18